Form 10QSB
period 2000-06-30
CARD SMART CORP
filed 2000-08-25
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to __________

                   Commission File Number: 000-30213

                                Card-Smart Corp.
                 (Name of Small Business Issuer in its charter)

             Nevada                                52-2043569
   -----------------------------      -----------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

   38820 N. 25TH Avenue, Phoenix, AZ                     85086
   --------------------------------------            -------------
  (Address of principal executive offices)            (zip code)


                   1-602-617-4456 (Phone) 1-480-905-8078 (FAX)
            ---------------------------------------------------------
                            Issuer's Telephone Number

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                           Yes [   ]      No [ X ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 9,360,000 issued and outstanding as of June 30, 2000. No Preferred are authorized nor outstanding as of June 30, 2000.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                              CARD-SMART CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Auditor's Review Letter..................   4
          Balance Sheet (audited).............................   5-6
          Statements of Operations (audited)...................  7-8
          Statements in Changes in Stockholders' Equity........   9
          Statements of Cash Flows (audited)................... 10-13
          Notes to Financial Statements........................ 14-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   19

Item 2.   Changes in Securities and Use of Proceeds............   19
Item 3.   Defaults upon Senior Securities......................   19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   19

Item 5.   Other Information.....................................  19

Item 6.   Exhibits and Reports on Form 8-K......................  19

Signatures......................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The audited financial statements of registrant for the period ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                       INDEPENDENT AUDITORS' REPORT

Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414


INDEPENDENT AUDITORS' REPORT

August 14, 2000

Board of Directors
CARD-SMART CORP.
Minden, Nevada

I have audited the accompanying Balance Sheet of CARD-SMART CORP.
(A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statement of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, the year ended December 31, 1999, the period May 26, 1998 to December 31, 1998, and the period May 26, 1998 (inception), to June 30, 2000. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these Financial Statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of CARD-SMART CORP. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statement of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, the year ended December 31, 1999, the period May 26, 1998 to December 31, 1998, and the period May 26, 1998 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the Financial Statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Barry L. Friedman
-----------------------
Barry L. Friedman, CPA

 ......................................-4-

                             CARD-SMART CORP.
                      (A Development Stage Company)

                             Balance Sheets
                           for the six months
                          ending June 30, 2000
                           and the year ended
                              Dec. 31, 1999


BALANCE SHEET

ASSETS

                                        6 Mos. Ending    Year Ended
                                        June 30, 2000    Dec. 31, 1999

CURRENT ASSETS

Cash                                    $   192          $   0

TOTAL CURRENT ASSETS                    $   192          $   0


OTHER ASSETS                            $     0          $   0


TOTAL OTHER ASSETS                      $     0          $   0


TOTAL ASSETS                            $   192          $   0


The accompanying notes are an integral part of these financial statements

 ......................................-5-

                              CARD-SMART CORP.
                       (A Development Stage Company)

                             Balance Sheets
                           for the six months
                          ending June 30, 2000
                           and the year ended
                              Dec. 31, 1999

BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY


                                        6 Mos. Ending    Year Ended
                                        June 30, 2000    Dec. 31, 1999

CURRENT LIABILITIES

Officers Advances (Note #8)             $     30         $     0

TOTAL CURRENT LIABILITIES               $     30         $     0

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 3,000,000 shares                     $ 3,000
June 30, 2000 - 9,360,000 shares        $ 9,360

Additional paid in Capital               41,640            24,000

Accumulated loss during
the development stage                   (50,838)          (27,000)


TOTAL STOCKHOLDERS' EQUITY              $   162           $     0


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                     $   192           $     0


The accompanying notes are an integral part of these financial statements

 ......................................-6-

                              CARD-SMART CORP.
                       (A Development Stage Company)

                          Statements of Operations
                    for the three and six month periods
                           ending June 30, 1999
                            and June 30, 2000


STATEMENT OF OPERATIONS

                3 Mos. Ended   3 Mos. Ended    6 Mos. Ended   6 Mos. Ended
                June 30, 2000  June 30, 1999   June 30, 2000  June 30, 1999

REVENUE         $0             $0              $0             $0

EXPENSES
General,
Selling
& Admin.        $0             $0              $23,838         $0


Total Expenses  $0             $0              $23,838         $0


Net Profit/
Loss (-)
fm Operations   $0             $0              ($23,838)       $0


Net Loss
per share-
Basic &
diluted
(Note #2)      $NIL            $NIL            ($.0025)        $NIL


Weighted ave.
# of common
shares
outstanding    9,360,000       9,360,000       9,360,000       9,360,000


The accompanying notes are an integral part of these financial statements


 ......................................-7-

                              CARD-SMART CORP.
                       (A Development Stage Company)

                          Statements of Operations
                                (Continued)


STATEMENT OF OPERATIONS
(Continued)

                                       May 1, 1998         May 1, 1998
                        Year Ended     (Inception) to      (Inception) to
                        Dec. 31, 1999  Dec, 31, 1998       June 30, 2000

REVENUE                 $0             $     0             $     0

EXPENSES
General, Selling
and Administrative      $0             $27,000             $50,838

TOTAL EXPENSES          $0             $27,000             $50,838

Net Profit/Loss (-)
from operations         $0             ($27,000)           ($50,838)


Net Loss per share -
Basic and diluted
(Note #2)               $NIL           ($.0029)             ($.0054)

Weighted average
number of common
shares outstanding      9,360,000      9,360,000            9,360,000


The accompanying notes are an integral part of these financial statements



 ......................................-8-

                              CARD-SMART CORP.
                       (A Development Stage Company)
                           Statement of Changes
                          in Stockholder's Equity


STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                  Additional     Accum-
                         Common     Stock         paid-in        ulated
                         Shares     Amount        Capital        Deficit


May 15, 1998
Issued For Services      2,000,000  $2,000        $     0

July 15, 1998
Stock Issued For Cash    1,000,000  +1,000        $24,000

Net Loss May 1, 1998
(Inception) to
December 31, 1998                                                 (27,000)

Balance,
December 31, 1998       3,000,000   $3,000        $24,000         ($27,000)

Net loss year ended
December 31, 1999                                                        0

Balance,
December 31, 1999       3,000,000   $3,000        $24,000         ($27,000)

January 11, 2000
Stock Issued For Cash     120,000     +120        +23,880

May 25, 2000
Forward Stock Split
3:1                     6,240,000   +6,240        (6,240)

Net loss
January 1, 2000 to
January 11, 2000                                                  (23,838)
                        -------------------------------------------------
Balance,
January 11, 2000        9,360,000  $9,360        $41,640         ($50,838)


The accompanying notes are an integral part of these financial statements


 ......................................-9-

                              CARD-SMART CORP.
                       (A Development Stage Company)
                          Statement of Cash Flows



STATEMENT OF CASH FLOWS


                       3 Mos.       3 Mos.        6 Mos.        6 Mos.
                       Ended        Ended         Ended         Ended
                       6/30/00      6/30/99       6/30/00       6/30/99



Cash Flow from
Operating Activities
Net Loss               $0           $0            ($23,838)     $0

Adjustment to
reconcile net loss to
net cash provided by
operating activities

Issued stock
for services            0           0                   0        0

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances       0           0                  +30       0

Net cash used in
Operating Activities   $0          $0             ($23,808)     $0

Cash Flows from
Investing Activities   0            0                    0       0

Cash Flows from
Financing Activities
Issuance of Common
Stock                  0            0              +24,000       0

Net increase
(decrease)
in cash               $0           $0             $    192  $    0


 ......................................-10-

                              CARD-SMART CORP.
                        (A Development Stage Company)
                          Statement of Cash Flows,
                                 Continued



STATEMENT OF CASH FLOWS (CONTINUED)


                       3 Mos.       3 Mos.        6 Mos.        6 Mos.
                       Ended        Ended         Ended         Ended
                       6/30/00      6/30/99       6/30/00       6/30/99



Cash,
beginning of period    192          0             0             0

Cash,
end of period          $192         0             $192          $0


The accompanying notes are an integral part of these financial statements



 ......................................-11-

                              CARD-SMART CORP.
                        (A Development Stage Company)
                          Statement of Cash Flows,
                                 Continued


STATEMENT OF CASH
FLOWS (Continued)

                                       May 1, 1998         May 1, 1998
                        Year Ended     (Inception) to      (Inception) to
                        Dec. 31, 1999  Dec, 31, 1998       June 30, 2000


Cash Flow from
Operating Activities
Net Loss                $0             ($27,000)           ($50,838)

Adjustment to
reconcile net loss to
net cash provided by
operating activities

Issued stock
for services             0              +2,000              +2,000

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances        0                   0                 +30

Net cash used in
operating Activities    $0            ($25,000)           ($48,808)

Cash Flows from
Investing Activities     0                   0                   0

Cash Flows from
Financing Activities
Issuance of Common
Stock                    0             +25,000             +49,000

Net increase
(decrease)
in cash                 $0             $     0                $192




 ......................................-12-

                              CARD-SMART CORP.
                        (A Development Stage Company)
                          Statement of Cash Flows,
                                 Continued


STATEMENT OF CASH FLOWS (CONTINUED)



                                       May 1, 1998         May 1, 1998
                        Year Ended     (Inception) to      (Inception) to
                        Dec. 31, 1999  Dec, 31, 1998       June 30, 2000
Cash,
beginning of period     0               0                     0

Cash,
end of period           $0             $0                  $192




The accompanying notes are an integral part of these financial statements

 ......................................-13-

                              CARD-SMART CORP.
                        (A Development Stage Company)
                        Notes to Financial Statements
                    June 30, 2000, and December 31, 1999


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized May 1, 1998, under the laws of the State of Nevada as CARD-SMART CORP. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

On May 15, 1998, the company issued 2,000,000 shares of its $0.001 par value common stock for services of $2,000.00.

On July 15, 1998, management completed a securities offering to obtain additional funding in the amount of $25,000.00. The securities offering was at $0.025 per share and the Company sold 1,000,000 shares of common stock. The proceeds of the offering were used for general corporate purposes.

On January 11, 2000, management completed a securities offering to obtain additional funding in the amount of $24,000.00. The securities offering was at $0.20 per share and the Company sold 120,000 shares of common stock. The proceeds of the offering were used for general corporate purposes.

On May 25, 2000, the Company approved a forward stock split on the basis of 3 for 1, thus increasing the common stock from 3,120,000 shares to 9,360,000 shares.


NOTE #2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.
2. Earnings per share are computed using the weighted average number of common shares outstanding.
3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
4. The Company has adopted December 31st as its year-end.

 ......................................-14-

                              CARD-SMART CORP.
                        (A Development Stage Company)
                        Notes to Financial Statements
                    June 30, 2000, and December 31, 1999
                                (Continued)


NOTE #3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.


NOTE #4 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE #5 - RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE #6 - OFFICER'S ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

In its initial operating period May 1, 1998 (Date of inception) through June 30, 2000, the Company incurred a net loss of $50,838 from operations. It has yet to receive any revenues from operations.

An original stock offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on May 15, 1998 for cash. Between July 10 and July 15, 1998, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about July 15, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about July 20, 1998. On January 11, 2000, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to one (1) additional shareholders, one hundred twenty thousand (120,000) shares of common stock at a price of $.20 per share for a total amount raised of twenty four thousand ($24,000) dollars. On May 25, 2000, the Company approved a forward stock split on the basis of 3 for 1, thus increasing the common stock from 3,120,000 shares to 9,360,000 shares. As of June 30, 2000, the Company has nine million three hundred sixty thousand (9,360,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders, including the three founding shareholders, of record.

Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next twelve (12) months. If the Company cannot generate sufficient revenues or raise money in the next 12 months, it is most likely the company will not be able to stay in business. Card-Smart Corp is a developmental stage company. The Company does not anticipate any revenues until it can identify and sell customers its products.

The Company currently anticipates that it has enough available funds to meet its anticipated needs for working capital, capital expenditures and business expansion for the next twelve (12) months. The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement once the Company is trading on OTC-BB. If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock.
The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

Going Concern - The Company experienced operating losses for the period ended June 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note #3 of the notes to the financial statements, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

Results of Operations

The Company is developmental stage company, which plans to market Smart Cards to hotels, resorts, cruise lines and casinos using Smart Cards (plastic cards with embedded microprocessors) and support these services through its Web site, i.e.,www.card-smart.com. Management of company believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. The Company hopes to provide solutions for the growing demand in application of computers in the wallet or what have been termed Smart Cards, and the implementation of loyalty programs based on the technology (See "Business of the Company"). The Company plans to provide consumer credit tracking and loyalty programs for specialized market niches focused toward the resort and cruise markets through the use of Smart Cards.
 The Card-Smart Cards are designed to eliminate growing transaction charges by creating an internal credit system for each client while adding photo identification for security verification. The Company plans to contract with Gemplus a major worldwide provider of Smart Card solutions, for use of their technology platform. At this time, no contract has been made between the Company and Gemplus. Gemplus has developed a flexible, configurable technology engine which offers merchants a method to retain customers as compared to traditional stand alone paper card alternatives. Any potential revenue which the Company might generate would be derived from sales by the Company to hotels, casinos, cruise lines and resorts, which generally achieve full occupancy levels and consistent sold out turnover. Management believes that placing this technology into foreign resorts would enhance the Company's revenues as wholesaler volume discounts for hardware would then be made available to these customers from the Company. The Company hopes to also achieve revenues from maintenance contracts and supply of new cards. Management believes their product has value for the following reasons:
1) Client resorts would be able to bypass numerous credit card transaction fees by providing Global Smart Cards with an adjustable credit value. Card-Smart Card holder would pay for the credit value once at the beginning of their vacation using Visa, MasterCard, Traveler's Cheques, etc. This would mean one transaction fee to the client. Thereafter, there would be no transaction fees involved in using the Card-Smart Cards. If the credit limit runs out, the Card-Smart Card holders can add more credit to their card via regular payment methods. 2) Card-Smart plans to have the digitized photograph of the Card-Smart Card holder placed in a database accessible to resort cashiers to verify that the particular person is a Card-Smart Card holder. The credit total and transaction history would be tracked through this database. Additionally, the Global Card would have the Card-Smart Card holder's picture printed on the card itself. 3) Loyalty programs with reward points could be built into the card program as an added value and customization for the client resort. At the end of the vacation period, any remaining credit would be refunded to the Card-Smart Card holder.

Plan of Operations

The Company had a $ $50,838 loss since its inception on May 1, 1998 through June 30, 2000, and a negative cash flow of $48,808 for the same period. For the first six months of the calendar year ended June 30, 2000, the Company experienced a loss of $23,838. The Bulk of this loss came from General, Selling and Administrative expenses. The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company maintains a cash balance of $192, as of June 30, 2000, in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Liquidity and Capital Resources

On May 15, 1998, the company issued 2,000,000 shares of its $0.001 par value common stock for services of $2,000.00.

On July 15, 1998, management completed a securities offering to obtain additional funding in the amount of $25,000.00. The securities offering was at $0.025 per share and the Company sold 1,000,000 shares of common stock. The proceeds of the offering were used for general corporate purposes.

On January 11, 2000, management completed a securities offering to obtain additional funding in the amount of $24,000.00. The securities offering was at $0.20 per share and the Company sold 120,000 shares of common stock. The proceeds of the offering were used for general corporate purposes.

On May 25, 2000, the Company approved a forward stock split on the basis of 3 for 1, thus increasing the common stock from 3,120,000 shares to 9,360,000 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION.

This Report contains forward-looking statements, which are generally identified by words such as "may", "should", "seeks", "believes", "expects", "intends", "estimates", "projects", "strategy" and similar expressions. Those statements may include statements regarding the intent, belief, expectation, strategies or projections of the registrant and its management at the time. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the registrant's control, include, but are not limited to, the uncertainty of potential manufacturing difficulties, the dependence on key personnel, the possible impact of competitive products and pricing, the registrant's continued ability to finance its operations, general economic conditions and the achievement and maintenance of profitable operations and positive cash flow.

We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

None.

                                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Global SmartCards, Inc.
                              --------------------
                                 (Registrant)

Dated:  August 23, 2000

By:  s/s Georgios Polyhronopoulos
---------------------------------------------------------
Georgios Polyhronopoulos, Chairman of the Board, President
and Chief Executive Officer

Dated:  August 23, 2000

By:  s/s Larry L. Richardson
---------------------------------------------------------
Larry L. Richardson, Director, Corporate Secretary