Form 10QSB
period 2000-09-30
CARD SMART CORP
filed 2000-11-21
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to __________

                   Commission File Number: 000-30213

                                Card-Smart Corp.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                52-2043569
   -----------------------------      -----------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

        38820 N. 25TH Avenue, Phoenix, AZ                   85086
     ----------------------------------------            ----------
     (Address of principal executive offices)            (zip code)


                   1-602-617-4456 (Phone) 1-480-905-8078 (FAX)
                   -------------------------------------------
                            Issuer's Telephone Number

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                           Yes [   ]      No [ X ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 9,360,000 issued and outstanding as of September 30, 2000. No Preferred are authorized nor outstanding as of September 30, 2000.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                              CARD-SMART CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Auditor's Review Letter..................   4
          Balance Sheet (audited).............................   5-6
          Statements of Operations (audited)...................  7-8
          Statements in Changes in Stockholders' Equity........   9
          Statements of Cash Flows (audited)................... 10-11
          Notes to Financial Statements........................ 12-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17
Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
          of Security Holders .................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The audited financial statements of registrant for the period ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                       INDEPENDENT AUDITORS' REPORT


Board of Directors                                     November 15, 2000
CARD-SMART CORP.
Minden, Nevada


I have audited the accompanying Balance Sheet of CARD-SMART CORP. (A Development Stage Company), as of September 30, 2000, and December 31,
1999, and the related statement of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the nine months ended September 30, 2000, and September 30, 1999, the year ended December 31, 1999, the period May 1, 1998, (inception), to December 31, 1998, and the period May 1, 1998, (inception), to September 30, 2000. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these Financial Statements based on my audit.

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

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of CARD-SMART CORP. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statement of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the nine months ended September 30, 2000, and September 30, 1999, the year ended December 31, 1999, the period May 1, 1998, (inception), to December 31, 1998, and the period May 1, 1998, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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


/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                              CARD-SMART CORP.
                        (A Development Stage Company)

                               BALANCE SHEET


ASSETS

                                         9 Mos. Ending   Year Ended
                                         Sep. 30, 2000   Dec. 31, 1999
                                         -------------   -------------
CURRENT ASSETS

Cash                                     $      162       $        0
                                         ----------       ----------
   TOTAL CURRENT ASSETS                  $      162       $        0

OTHER ASSETS                             $        0       $        0
                                         ----------       ----------
   TOTAL OTHER ASSETS                    $        0       $        0

TOTAL ASSETS                             $      162       $        0
                                         ==========       ==========



The accompanying notes are an integral part of these financial statements

                              CARD-SMART CORP.
                        (A Development Stage Company)

                                 BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY


                                         9 Mos. Ending   Year Ended
                                         Sep. 30, 2000   Dec. 31, 1999
                                         -------------   -------------
CURRENT LIABILITIES

Officers Advances (Note #6)              $     1,030      $        0
                                         -----------      ----------
TOTAL CURRENT LIABILITIES                $     1,030      $        0

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 3,000,000 shares                       $    3,000
September 30, 2000 - 9,360,000 shares     $    9,360

Additional paid in Capital                    41,640           24,000

Accumulated loss during
the development stage                        -51,868          -27,000

TOTAL STOCKHOLDERS' EQUITY                $     -868       $        0
                                          ----------       ----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                       $      162       $        0
                                          ==========       ==========




The accompanying notes are an integral part of these financial statements

                              CARD-SMART CORP.
                        (A Development Stage Company)



STATEMENT OF OPERATIONS


                   3 Mos. Ended   3 Mos. Ended   9 Mos. Ended   9 Mos. Ended
                      Sep. 30,       Sep. 30,       Sep. 30,       Sep. 30,
                       2000           1999           2000           1999
                  -----------------------------------------------------------
REVENUE                $       0    $       0    $       0      $        0

EXPENSES
General and
Administrative         $   1,030    $       0    $  24,868      $        0
                       ---------------------------------------------------
Total Expenses         $   1,030    $       0    $  24,868      $        0
                       ---------------------------------------------------

Net Profit/Loss (-)
from Operations        $ -1,030     $       0    $ -24,868      $        0
                       ===================================================

Net Loss per share -
 Basic and diluted
 (Note #2)            $ -.0001      $     NIL    $  -.0027      $      NIL
                       ===================================================
Weighted average
number of common
shares outstanding   9,360,000      9,360,000    9,360,000      9,360,000
                       ===================================================


The accompanying notes are an integral part of these financial statements

                              CARD-SMART CORP.
                        (A Development Stage Company)


STATEMENT OF OPERATIONS (Continued)

                                              May 1,          May 1, 1998
                                              1998, to        (Inception)
                             Year Ended       December 31,    to Sep. 30,
                             Dec. 31, 1999    1999            2000
                             ---------------------------------------------
REVENUE                      $       0      $       0       $       0

EXPENSES
General and
Administrative               $       0      $  27,000       $  51,868
                             ----------------------------------------
TOTAL EXPENSES               $       0      $  27,000       $  51,868
                             ----------------------------------------
Net Profit/Loss (-)
from operations              $       0      $ -27,000       $ -51,868
                             ========================================

Net Loss per share -
 Basic and diluted
 (Note #2)                   $     NIL      $  -.0029       $  -.0055
                             ========================================
Weighted average
number of common
shares outstanding           9,360,000      9,360,000       9,360,000
                             ========================================



The accompanying notes are an integral part of these financial statements

                              CARD-SMART CORP.
                        (A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Additional     Accumu-
                            Common     Stock     paid-in        lated
                            Shares     Amount    Capital        Deficit
                            --------------------------------------------
May 15, 1998
Issued For Services       2,000,000    $  2,000  $     0

July 15, 1998
Stock Issued For Cash     1,000,000      +1,000   24,000

Net Loss May 1, 1998
(Inception) to
December 31, 1998                                                -27,000
                          ----------------------------------------------
Balance,
December 31, 1998         3,000,000    $  3,000  $ 24,000      $ -27,000

Net loss year ended
December 31, 1999                                                      0
                          ----------------------------------------------
Balance,
December 31, 1999         3,000,000    $  3,000  $ 24,000      $ -27,000
                          ----------------------------------------------
January 11, 2000
Stock Issued For Cash       120,000        +120   +23,880

May 25, 2000
Forward Stock Split
3:1                       6,240,000      +6,240    -6,240

Net loss
January 1, 2000 to
September 30, 2000                                               -24,868
                          ----------------------------------------------
Balance,
September 30, 2000        9,360,000    $ 9,360   $ 41,640      $ -51,868



The accompanying notes are an integral part of these financial statements

                              CARD-SMART CORP.
                        (A Development Stage Company)


STATEMENT OF CASH FLOWS


                   3 Mos. Ended   3 Mos. Ended   9 Mos. Ended   9 Mos. Ended
                      Sep. 30,       Sep. 30,       Sep. 30,       Sep. 30,
                       2000           1999           2000           1999
                  -----------------------------------------------------------


Cash Flow from
Operating
Activities
Net Loss               $ -1,030     $        0   $  -24,868     $        0

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock
for services                  0              0            0              0

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances        +1,000              0       +1,030              0

Net cash used in
Operating Activities   $    -30      $            $ -23,838      $       0
                       ---------------------------------------------------
Cash Flows from
Investing Activities          0              0            0              0
                       ---------------------------------------------------
Cash Flows from
Financing Activities
Issuance of Common
Stock                         0              0      +24,000              0
                       ---------------------------------------------------
Net increase
(decrease)
in cash                $    -30      $       0    $     162      $       0
                       ---------------------------------------------------
Cash,
beginning of period         192              0            0              0

Cash,
end of period          $    162              0    $     162      $       0
                       ===================================================


The accompanying notes are an integral part of these financial statements

                              CARD-SMART CORP.
                        (A Development Stage Company)


STATEMENT OF CASH FLOWS (CONTINUED)

                                         May 1, 1998         May 1, 1998
                        Year Ended       (INCEPTION) to      (INCEPTION) to
                        Dec. 31, 1999    Dec, 31, 1998       Sep. 30, 2000
                        -------------    --------------      ----------------

Cash Flow from
Operating Activities
Net Loss                $        0       $   -27,000        $   -51,868

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock for
services                         0            +2,000            +2,000

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                0                0            +1,030

Net cash used in
operating Activities    $        0       $  -25,000        $  -48,838
                        ---------------------------------------------
Cash Flows from
Investing Activities             0                0                 0
                        ---------------------------------------------
Cash Flows from
Financing Activities
Issuance of Common
Stock                            0          +25,000           +49,000
                        ---------------------------------------------
Net increase
(decrease)
in cash                 $        0        $       0        $      162
                        ---------------------------------------------
Cash,
beginning of period              0                0                 0

Cash,
end of period           $        0        $       0        $      162
                        =============================================



The accompanying notes are an integral part of these financial statements

                              CARD-SMART CORP.
                        (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                  September 30, 2000, and December 31, 1999


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

                              CARD-SMART CORP.
                        (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS (Continued)
                  September 30, 2000, and December 31, 1999


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

In its initial operating period May 1, 1998 (Date of inception) through September 30, 2000, the Company incurred a net loss of $51,868 from operations. It has yet to receive any revenues from operations.

An original stock offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on May 15, 1998 for cash. Between July 10 and July 15, 1998, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about July 15, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about July 20, 1998. On January 11, 2000, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to one (1) additional shareholders, one hundred twenty thousand (120,000) shares of common stock at a price of $.20 per share for a total amount raised of twenty four thousand ($24,000) dollars. On May 25, 2000, the Company approved a forward stock split on the basis of 3 for 1, thus increasing the common stock from 3,120,000 shares to 9,360,000 shares. As of September 30, 2000, the Company has nine million three hundred ninety thousand (9,360,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders, including the three founding shareholders, of record.

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

Going Concern - The Company experienced operating losses for the period ended September 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note #3 of the notes to the financial statements, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

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

Plan of Operations

The Company had a $ $51,868 loss since its inception on May 1, 1998 through September 30, 2000, and a negative cash flow of $51,868 for the same period. For the first nine months of the calendar year ended September 30, 2000, the Company experienced a loss of $24,868. The Bulk of this loss came from General, Selling and Administrative expenses. The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company maintains a cash balance of $162, as of September 30, 2000, in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

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

On January 11, 2000, management completed a securities offering to obtain additional funding in the amount of $24,000. The securities offering was at $0.20 per share and the Company sold 120,000 shares of common stock. The proceeds of the offering were used for general corporate purposes.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

None.

                                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Card-Smart Corporation
                              -----------------------
                                  (Registrant)

Dated:  November 20, 2000

By:  /s/ Georgios Polyhronopoulos
---------------------------------------------------------
Georgios Polyhronopoulos, Chairman of the Board, President
and Chief Executive Officer

Dated:  November 20, 2000

By:  /s/ Larry L. Richardson
---------------------------------------------------------
Larry L. Richardson, Director, Corporate Secretary