Form 10KSB
period 2000-12-31
CARD SMART CORP
filed 2001-04-11
CIK 1084122

UNITED STATES. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 000-30213

                              Card-Smart Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                     52-2043569
   -----------------------------            ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

          38820 N. 25TH Avenue, Phoenix, AZ                    85086
        --------------------------------------              ----------
       (Address of principal executive offices)             (zip code)


                 1-602-617-4456 (Phone) 1-480-905-8078 (FAX)
                 -------------------------------------------
                         Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage company with a principal business objective to sell and market Smart Cards to hotels, resorts, cruise lines and casinos. The Company plans to support these services through its future WEB site.

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 9,360,000 shares of common stock outstanding and no preferred stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   CONTENTS

Part I
Item 1.  Description of Business................................ 3
Item 2.  Description of Property...............................  8
Item 3.  Legal Proceedings ....................................  8
Item 4.  Submission of Matters to a Vote of Security Holders...  8

Part II

Item 5.  Market Price of and Dividends of the Company's
         Common Equity and Other Stockholder Matters...........  9
Item 6.  Management's Discussion and Analysis of
         financial condition or Plan of Operation.............. 12
Item 7.  Financial Statements.................................. 15
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure................... 17

Part III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; compliance with Section 16(a)of
         Exchange Act ......................................... 18
Item 10. Executive Compensation................................ 22
Item 11. Security Ownership of Management and Others
         and Certain Beneficial Owners......................... 23
Item 12. Certain Relationships and Related Transactions........ 24

Item 13. Exhibits and Reports on Form 8-K...................... 25

Signatures .................................................... 26

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and the Financial Statements and Notes related thereto appearing elsewhere in this Annual Report. Except where the context otherwise requires, all references in this Registration to
(a) the "Company" or Card Smart" refer to Card-Smart Corp, a Nevada corporation, (b) the "Web" refer to the World Wide Web and the "site" refers to the Company's Web site.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of works such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", "Plans", or the negative or other variations of those or comparable terms. Our actual results cold differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in
Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                  PART I

Item 1.  DESCRIPTION OF BUSINESS

A. Business Development, Organization and Acquisition Activities Card-Smart Corp, is a developmental stage Company, who plans to market its products through the Internet, hereinafter referred to as "Card-Smart Corp" or the "Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on May 01, 1998. The Company is a Development stage company with a principal business objective to sell and market Smart Cards to hotels, resorts, cruise lines and casinos. The Company plans to support these services through its future WEB site (www.card-smart.net). The Company plans to be a provider of consumer credit tracking and loyalty programs for specialized market niches in the world resort and cruise markets through the use of Smart Cards. The original Articles of the Company authorized the issuance of twenty-five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of Common Stock at par value of $0.001 per share and no Preferred stock.

The Company was incorporated on May 01, 1998, in the state of Nevada under the name Card-Smart Corp In connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on May 15, 1998 for services. Between July 10 and July 20, 1998, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about July 20, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about July 20, 1998. On January 11,2000 the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to one (1) additional unaffiliated shareholder, one hundred twenty thousand (120,000) shares of common stock at a price of $.20 per share for a total amount raised of twenty four thousand ($24,000) dollars. On May 25, 2000, the Company approved a forward stock split on the basis of 3 for 1, thus increasing the common stock from 3,120,000 shares to 9,360,000 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders, including the three founding shareholders, of record. The Company is a newly formed development stage company, which plans to market Loyalty Programs to hotels, resorts, cruise lines and casinos using Smart Cards (plastic cards with embedded microprocessors) and support these services through its future Web site.

B.   Business of Issuer

1)   Principal Products, Services and Principal Markets.

The Company is developmental stage company, which plans to market Smart Cards to hotels, resorts, cruise lines and casinos using Smart Cards (plastic cards with embedded microprocessors) and support these services through its future Web site, www.card-smart.net. Management of company believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. The Company hopes to provide solutions for the growing demand in application of computers in the wallet or what have been termed
Smart Cards, and the implementation of loyalty programs based on the technology.

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

Management believes their product has value for the following reasons:

1) Client resorts would be able to bypass numerous credit card transaction fees by providing global SmartCards with an adjustable credit value. Card-Smart Card holder would pay for the credit value once at the beginning of their vacation using Visa, MasterCard, Traveler's Cheques, etc. This would mean one transaction fee to the client. Thereafter, there would be no transaction fees involved in using the Card-Smart Cards. If the credit limit runs out, the Card-Smart Card holders can add more credit to their card via regular payment methods.

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

The Company plans to use the Gemplus (Gem Club Micro platform) to operate and market its loyalty programs. Gem Club Micro is a microprocessor card with advanced loyalty function that has been developed for loyalty card applications. Gem Club Micro cards can be used in other type of application, including coupon programs, store-valued cards, private electronic purses, metering (e.g., measuring consumption of gas or electricity), customer identification. Up to thirty (30)counters can be created in a Gem Club Micro cards. The Company plans to purchase and market these microprocessor cards. The Company is dependent upon the manufacturer of these cards. If the manufacturer experiences problems in producing these cards, this would hamper sales results for the Company. If the manufacturer supplies microprocessor cards which malfunction, this could hurt the image of the Company and future business.
The Company does not have any exclusive contract with any manufacturer to produce these microprocessors cards.

(a)  Competition

The Company expects to experience heavy competition in marketing its services. The Company will experience competition from Corporations who are developing their own marketing departments using similar off the shelf Smart Card technologies. Management believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. However, there are no assurances that they will be successful in this endeavor.

Smart card manufacturers are now marketing to secondary adopters who requires Smart Cards shift from being the new technological wonder to providing legitimate solutions for the businesses. The Smart Card industry has yet to prove fully the technology's case as a legitimate business tool. Although manufacturers are still exploring other applications such as loyalty programs, internet commerce and network security, the market has stalled as far as the end-user is concerned with warning signs that the next few years will be lean, and may include the failure of the immediate materialization of stored-value card installations by bank card associations such as Visa and member banks, delays in project roll-out, and extreme pricing competition.

The Company will utilize the services of its management team to market these smart cards to resorts, casinos, cruise lines and chain stores. Once these new customers are found, the Company plans to offer these customers the ability to obtain their individual resource information through a company web-site. The market for providing Smart Card services over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially- available software. The Company potentially competes with a number of other companies marketing similar health care products over the Internet. Competitive pressures created by any of the Company's competitors, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The auditors of the Company have issued a going concern opinion in Financial Footnote 4 of the Notes to Financial Statements, which states in pertinent part the following, "The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, without realization of additional capital, it would be unlikely for the Company to continue as a going concern". Management may also consider raising additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506, if need to acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued.

(b)   Distribution Methods of the Products and Services

The Company will be significantly dependent on a number of third-party relationships to supply product(s), to ship product(s), and increase traffic to future website. Additionally, with regards to the Company's Internet Web site is generally dependent on other Web site operators that provide links to Card-Smart Corporation's future website. The Company does not have any agreements with any Web site operators that provide links to its Web site at this time, and, if the Company can establish such links the other Web site operators may terminate such links at any time without notice to the Company.

(c)   Status of Any Announced New Product or Service

The Company does not have any announced new product or service. The Company is in the process of developing a customer base for its Loyalty Programs, utilizing the Smart Card. The Company, however, has yet to announce any new products and has not announced any other recent additions or services. The Company has yet to obtain any customers for its products.

(d)  E-Commerce and Direct Marketing.

The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in online consumer transactions will grow from approximately $2.6 billion in 1997 to approximately $37.5 billion in 2002. Improvements in security, interface design and transaction-processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information. The Company's business strategy relies on providing support for the Company's services via the Company's Web site.

(e)   Raw Materials and Suppliers

The Company is a not a manufacturer and is dependent in purchasing plastic cards with embedded microprocessors from other suppliers. Therefore, the Company does not use any raw materials.

(f)   Customers

The Company believes that establishing and maintaining brand identity through Loyalty Programs to Hotels, Resorts, Cruise Line, and Casinos is a critical aspect of its efforts to attract new customers in order to attract new customers, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through marketing its programs directly to these customers and further advertising its Web site through the various search engines, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

(g)   Regulation

The law relating to the liability of companies promoting their products and services online is currently unsettled. It is possible that claims could be made against online e-Commerce companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their Web site. Several private lawsuits seeking to impose such liability upon other online companies are currently pending.

(h)   Effect of Existing or Probable Government Regulations

Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties.

(i)  Research and Development Activities

The Company has not spent any monies on research and development during each of the last two fiscal years. The Company, among other things, plans to enhance its brands, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, develop and market its Web site, retain and motivate qualified personnel provided the company can generate sales and profit.

The Company also needs to develop and identify Smart Card products that achieve market acceptance by its end-users. The market for Smart Cards has matured and is finite. As is typical of any rapidly evolving market, demand and market acceptance for products are subject to a high level of uncertainty and risk. Moreover, because this market is rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size.

(j)  Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws which would effect is operations.

(k)  Employees

The Company does not have any employees. The President, Secretary and Treasurer, all of which are Directors of the Company, are consultants to the Company. The Company has no intention to add full-time or part-time employees until such time the Company secures a key partner or acquisition or merger of another entity. The Company's performance is substantially dependent on the performance of its corporate President and CEO, Georgios Polyhronopoulos. In particular, the Company's success depends on his ability to define and develop markets and business for the Company. The Company does not carry key person life insurance on any of its officers or directors. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.


Item 2. DESCRIPTION OF PROPERTY

A.   Description of Property

The address of the principal office is 38820 N. 25th Avenue, Phoenix, AZ 85027. One of the Officers of the Company is providing office space and computer use at no cost to the Company. Management believes that this is currently suitable for the Company's needs for the next twelve (12) months.

Item 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings nor does it have knowledge of any threatened litigation.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1,2000 at 10:30 A.M., in a Special Meeting of the Board of Directors, it was approved by all directors of the Company that Barbara L. Berry be appointed as an additional director on the Board of Directors and as Treasurer of the Company.

There were no other matters submitted to a vote of security holders.

                                 PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.   Market Information

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. This is no trading market for the Company's Common Stock at present and this has been no trading market to date. At this time, management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after market for the Company's securities, but the Company may initiate such discussions in the near future.

(i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(ii) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the Company has agreed to register for sale by security holders.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

B.   Holders

As of December 31, 2000, the Company has approximately thirty (30) stockholders of record. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company filed an Registration Statement on April 4, 2000 which became effective June 4, 2000. The Company filed an amended Registration Statement on October 23, 2000 to correct the exclusion of one page left out of the auditors report. This registration statement then became effective and December 23, 2000. The Company has not filed for a ticker symbol with NASDAQ Bulletin Board. Once a ticker symbol is established, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

C.   Dividend Policy

The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

D.   Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of the Company is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona, Phone:
480-481-3940.

E. Recent sale of Unregistered Securities

A total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on May 15, 1998 for cash. Between July 10 and July 15, 1998, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about July 15, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On January 11, 2000, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to one (1) additional unaffiliated shareholders, one hundred twenty (120,000) shares of common stock at a price of $.20 per share for a total amount raised of twenty four thousand ($24,000) dollars. As of December 31, 2000, the Company has nine million three hundred sixty shares (9,360,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders, including the three founding shareholders, of record.

The Company Shareholder List, as of December 31, 2000 is the following:
This lists reflects the 3 for 1 stock split which took place on May 25, 2000.



    Shareholder                    Number of Shares
    --------------------           ----------------

1.  Thomas A. Todd Sr.                  112,500
2.  Lorrie L. Todd                      127,500
3.  Thomas A Todd Jr                    120,000
4.  Kristine D. Todd                    120,000
5.  Fran Muro                           120,000
6.  Joanne L. Richardson                120,000
7.  J.R. Steward                        120,000
8.  Robert D. Morgan                    120,000
9.  Mardelle Steward                    120,000
10. Carole Williams                     120,000
11. William C. Todd                     120,000
12. Robert Sletner                      120,000
13. Joanne Sletner                      120,000
14. Lucille Sletner                     120,000
15. Terrance Moore                      120,000
16. David Williams                      120,000
17. Norma Moore                         120,000
18. Enrique C. Parecki                  120,000
19. Darius Williams                     120,000
20. Kenneth Atkinson                    120,000
21. Doug Walkup                         120,000
22. Michael Fiscus                      120,000
23. Mary Jane Fiscus                    120,000
24. Jason Moran                         120,000
25. Adam W. Steward                     120,000

Restricted Common Stock:
-----------------------
Founders Shares, purchased May 15, 1998:

26. Georgios Polyhronopoulos         4,500,000
27. Stephen J. Antol                   750,000
28. Larry Richardson                   750,000

Private Placement Stock sold on or before January 11, 2000:

29. Xen Stephanopoulos                 360,000


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

All statements, trend analysis and other information contained in this Registration relative to markets for the Company's products and trends in revenues, gross margin and anticipated expense levels, as well as other
statements including words such as  "believe,"   "anticipate,"   "expect,"
"estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Registration.

A.   Management's Plan of Operation

1) During the calendar year ended December 31, 2000, the Company incurred a net loss of $24,943 from development stage operations. From inception (May 1, 1998) to December 31, 2000, the Company has incurred a loss of $52,013. The Company has yet to receive any revenues from operations.

An original stock offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. A total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on May 15, 1998 for cash. Between July 10 and July 15, 1998, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about July 15, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about July 20, 1998.
On January 11, 2000, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to one (1) additional shareholder, one hundred twenty thousand (120,000) shares of common stock at a price of $.20 per share for a total amount raised of twenty four thousand ($24,000) dollars. On May 25, 2000, the Company approved a forward stock split on the basis of 3 for 1, thus increasing the common stock from 3,120,000 shares to 9,360,000 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders, including the three founding shareholders, of record.

Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next twelve- (12) months. If the Company cannot generate sufficient revenues or raise money in the next 12 months, it is most likely the company will not be able to stay in business. Card-Smart Corp is a developmental stage company. The Company does not anticipate any revenues until it can identify and sell customers its products.

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

2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

3) Management believes that the Company's future growth and success will depend on its ability to find customers for its Smart Card products, and their ability to develop a Web site to support their services. The Company expects to continually evaluate its potential products to determine what additional products or enhancements are required by the marketplace. The Company does not plan to develop products internally, but find suppliers who would be willing to sell, market or license their products through the Company. This can help avoid the time and expense involved in developing actual products.

The Company has yet to incur any research and development costs for the period May 01, 1998 through December 31, 2000. The only research and development the Company plans to incur in finding suitable products which offer the Company potential for revenues and profits.

4) The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment. Any computer equipment to be utilized is equipment owed by the Officers and directors of the Company.

B.   Results of Operations

As a developmental stage Company, the Company has generated no revenues. The Company does not expect to generate any significant revenues over the next twelve (12) months. During calendar year 2000, the Company experienced net losses of $24,943 as compared to net losses of $70 for the same period last year. All of these expenses were for general and administrative. The bulk of these expenses were for consulting services of $19,700 where accounting fees, filing fees and other fees totaled $5,243. The Company does not have any material commitments for capital expenditures.

C.  Liquidity and Capital Resources

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Item 7. FINANCIAL STATEMENTS

                                  Card Smart Corp
                           (A Development Stage Company)

                                  Balance Sheets
                                       as of
                                December 31, 2000

                                       and

                              Statements of Income,
                           Stockholders' Equity, and
                                   Cash Flows
                                   year ended
                               December 31, 2000
                              and for the period
                        May 1, 1998 (Date of Inception)
                              to December 31, 2000

                                TABLE OF CONTENTS
                                -----------------

                                                                 PAGE #

INDEPENDENT AUDITORS REPORT                                       F-1

BALANCE SHEET                                                     F-2

STATEMENT OF OPERATIONS                                           F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                 F-4

STATEMENT OF CASH FLOWS                                           F-5

NOTES TO FINANCIAL STATEMENTS                                     F-6-9



G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant
                                                        330 E. Warm Springs
                                                        Las Vegas, NV 89119
                                                               702.528.1984
                                                        425.928.2877 (efax)

                        INDEPENDENT AUDITOR'S REPORT


March 21, 2001

Board of Directors
Card Smart Corp
Phoenix, AZ

I have audited the Balance Sheet of Card Smart Corp (the "Company") (a Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended, and for the period May 1, 1998 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Card Smart Corp as of December 31, 2000, and its related statements of operations, equity and cash flows for the year then ended, and for the period May 1, 1998 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ G. Brad Beckstead
---------------------
   G. Brad Beckstead

                               Card Smart Corp
                        (A Development Stage Company)
                                Balance Sheet

BALANCE SHEET

                                                      December 31,
                                                          2000
                                                      ------------
Assets

Current assets:
Cash and equivalents                                   $      87
                                                       ---------
       Total current assets                                   87
                                                       ---------
                                                       $      87
                                                       =========
Liabilities and Stockholders' Equity

Current liabilities:
   Officer advances                                    $   1,000
                                                       ---------
       Total current liabilities                           1,000
                                                       ---------

Stockholders' equity:

   Common stock, $0.001 par value, 25,000,000 shares
   authorized, 9,360,000 shares issued and outstanding     9,360

   Additional paid-in capital                             41,740

   Deficit accumulated during development stage          (52,013)
                                                       ---------
                                                            (913)
                                                       ---------
                                                       $      87
                                                       =========


The accompanying notes are an integral part of these financial statements.

                               Card Smart Corp
                        (A Development Stage Company)
                           Statement of Operations


STATEMENT OF OPERATIONS

                                                             May 1, 1998
                                   For the years ended     (inception) to
                                       December 31,          December 31,
                                      2000           1999        2000
                                   --------------------------------------
Revenue                             $      -       $        -   $       -

Expenses:
General administrative expenses       24,943               70      52,013
                                   --------------------------------------
   Total expenses                     24,943               70      52,013
                                   --------------------------------------
Net loss                            $(24,943)      $      (70)  $ (52,013)
                                   ======================================
Weighted average number of
common shares outstanding           9,181,238       9,000,000   9,181,238
                                   ======================================
Net loss per share                  $      (0)     $       (0)  $     (0)
                                   ======================================


The accompanying notes are an integral part of these financial statements.

                               Card Smart Corp
                        (A Development Stage Company)
                Statement of Changes in Stockholders' Equity

   For the period May 1, 1998 (Date of Inception) to December 31, 2000




STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Deficit
                                               Accumulated
                  Common Stock    Additional   During       Total
                                  paid-in      Development  Stockholder's
                  Shares  Amount  capital      Stage        Equity
                  -------------------------------------------------------

May 15, 1998
Shares issued
for services      6,000,000  $ 2,000  $      - $       -    $  2,000

July 15, 1998
Shares issued
for cash          3,000,000    1,000    24,000                25,000

Net loss for
the period ended
December 31, 1998                                (27,000)    (27,000)
                  --------------------------------------------------
Balance,
Dec 31, 1998      9,000,000   3,000     24,000   (27,000)          -

May 15, 1999
Donated capital                            100                   100

Net loss for
the period ended
December 31, 1999                                    (70)        (70)
                  ---------------------------------------------------
Balance,
Dec 31, 1999      9,000,000   3,000     24,100   (27,070)         30

Jan 11, 2000
Shares issued
for cash            360,000     120     23,880                24,000

Reclassification
of paid-in
capital                       6,240     (6,240)                    -

Net loss for
the year ended
December 31, 2000                                (24,943)    (24,943)
                  --------------------------------------------------
Balance,
Dec 31, 2000      9,360,000 $ 9,360    $41,740  $(52,013)  $    (913)
                  ===================================================



The accompanying notes are an integral part of these financial statements.

                               Card Smart Corp
                        (A Development Stage Company)
                          Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                                            May 1, 1998
                                   For the years ended    (inception) to
                                        December 31,        December 31,
                                      2000       1999          2000
                                    ------------------------------------
Cash flows from operating activities
Net loss                          $  (24,943)  $    (70)     $(52,013)
Adjustments to reconcile
   net loss to net cash used
   by operating activities:

Increase in other
   current liabilities                 1,000          -         1,000
                                     ---------------------------------
Net cash provided used
   by operating activities           (23,943)       (70)       (51,013)
                                     ---------------------------------
Cash flows from investing activities

Net cash used by
   investing activities                    -          -             -
                                     ---------------------------------
Cash flows from financing activities

   Donated capital                         -       100             100
Issuance of common stock              24,000         -          51,000
                                     ---------------------------------
Net cash provided by
   financing activities               24,000       100          51,000

                                     ---------------------------------
Net increase in cash                      57        30              87

Cash - beginning                          30         -               -
                                   ===================================
Cash - ending                      $      87    $   30       $      87
                                   ===================================
Supplemental disclosures:

   Interest paid                   $      -     $    -      $    -
                                   ===================================
   Income taxes paid               $      -     $    -      $    -
                                   ===================================
   Non-cash investing and financing activities:

   Common stock issued
   for services                    $      -     $    -      $ 2,000
                                   ===================================
   Number of shares issued
   for services                           -          -      6,000,000
                                   ===================================


The accompanying notes are an integral part of these financial statements.

                               Card Smart Corp
                                     Notes


Note 1 - Significant accounting policies and procedures

Organization
------------

The Company was organized May 1, 1998 (Date of Inception) under the laws of the State of Nevada, as Card Smart Corp. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                               Card Smart Corp
                                     Notes

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2000.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                               Card Smart Corp
                                     Notes

Recent pronouncements
---------------------

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the periods ended December 31, 2000 and 1999 due to net losses and insignificant net income.

Note 3 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

All references to shares issued and outstanding reflect the 3-for-1 stock split effected July 15, 1998.

On May 15, 1998, the Company issued 6,000,000 shares of its $.001 par value common stock to its officers as founders stock issued for services.

                               Card Smart Corp
                                     Notes

On July 15, 1998, the Company completed its Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933, offering. Pursuant to the offering, the Company issued 3,000,000 of its $.001 par value common stock for cash totaling $25,000.

On May 15, 1999, an officer of the Company donated capital in the amount of $100.

On January 11, 2000, the company issued 360,000 shares of its $.001 par value common stock for cash totaling $24,000.

There have been no other issuances of common stock.

Note 4 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 5 - Related party transactions

The Company paid its president, George Polyhronopoulos, $13,100 in consulting fees during the year ended December 31, 2000. Mr. Polyhronopoulos is also a director and shareholder of the Company.

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 2001, the Company's original auditor, Barry L. Friedman, CPA, died before he completed the year-end December 31, 2000 audit of the financial statements for Card Smart Corp. Barry L. Friedman was the Company's original auditor since the Company's inception on May 1, 1998. On March 21, 2001, the Company filed an 8-K with the United States Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Accountant":

Due to the death of Card Smart Corporation "the Company" auditor and pursuant to Section 31 (a) (1) the Investment Company Act of 1940 "Accountants and Auditors," the Company's board of directors held a special meeting and voted to replace it's auditor, until the Company's new auditor can be ratified by the majority of the Company's shareholders.

See Item 13. "Exhibits and Reports on 8-K".

In connection with the Company's most recent audit for May 1, 1998 (inception) through September 30, 2000, as published in the Company's amended 10SB/A filed with the U.S. Securities and Exchange Commission on October 23, 2000, there has been no disagreements with Barry L. Friedman, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Barry L. Friedman, CPA would have caused him to make reference thereto in his report on the financial statements filed in the Company's 10KSB12/G/A.

Through a Board Resolution, the Company has engaged G. Brad Beckstead, CPA, as its new independent accountant as of March 1, 2000. Since the Company's inception May 1, 1998 through December 31, 2000, the Company has not consulted with G. Brad Beckstead, CPA on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executives, Officers and Significant Employees The names, ages and positions of the Company's directors and executive officers are as follows:



Name                         Age              Position
--------                    ------           ----------
Georgios Polyhronopoulos     43              President, CEO, &
                                             Director

Larry L. Richardson          55              Secretary, Director &
                                             Chief Technology
                                             Officer

Barbara L. Berry             41              Treasurer & Director


A.  Work Experience

Georgios Polyhronopous (George Poulos), President and CEO of Global SmartCards, Inc., organized and formed the company.

George Poulos, President and CEO of the Company, since inception. He has 10 years experience in corporate development, and has managed multiple projects. Mr. Poulos has been directly involved in taking several companies "Public" from seed funding to IPO. He has worked as an Investment Banker and Broker. Mr. Poulos closely follows Technological Developments and Trends, as they relate to both the Telecommunications Industry and the Internet and World Wide Web. He is a Professional Member of the National Association of Certified Valuation Analysts.

1998-present, Director Enterprise Solutions, Telemax Communications, he is responsible for developing a Corporate Finance team to seek out and attract funding sources during Telemax's various stages of development. His position at Telemax requires him to interface with licensees, negotiate lease management arrangements, and deal with the providers of enterprise solutions, such as: educational institutions; public utilities; community, city, state, and federal offices; media relations and medical facilities.

1997-present, Co-founder/Corporate Secretary, Infobuild Networks, he provided investors to "seed" the Company, he structured and prepared the Offering for the Company. He initially negotiated the licensing of certain technologies, and eventually the acquisition of said technologies. He recruited the Board of Directors, and the Chief Technology Officer. And was responsible for developing the World Wide Web presence for the Company at www.infobuild.com.

1989-1996, Managing Director, Capcom Equities Inc., he was responsible for facilitating mergers and or acquisitions for private and public development stage and Micro-cap companies provided strategic financing advice and the development of public market strategies. Mr. Poulos performed many of the same functions as his position as an Investment Banker.

1989-1996, Broker/Investment Banker, Osler Inc., Mr. Poulos spent seven years in the Securities Industry in Vancouver, Canada, initially as a retail broker; he progressed to assistant of the lead analyst, and eventually became part of the Investment Banking team focusing on emerging technologies. His duties included full due-diligence review of the Companies and their industries, and complete evaluation and comparison of the business case.

Larry L. Richardson, Corporate Secretary, Chief Technology Officer and Director for Card-Smart Corp

March, 1999 to Present, Larry L. Richardson has been the Chief Operating Officer and Chief Technology Officer for Telemax Communications. He has over 30 years of engineering, operations, and telecommunications operations management experience and expertise. He currently provides the technical direction of the company and oversees the company's RF engineers and business development activities.

September 1998 - February 1999, RF Engineering and Enterprise Network Consultant, Mr. Richardson served as a captive consultant under contract to Telecellular, Inc., a startup Enhanced Specialized Mobile Radio (ESMR) company, with radio frequency license construction contracts in Puerto Rico. As such, he provided the business, financial and technical recommendations to the company's board of directors. His tasks included the identification of funding sources, development of the business plan, identification of teledensity, defense of the pro forma, and preparation of the network launch plan to rapidly realize return on investment.

February 1997-August 1998, Project Development/International Project Leader, Black & Veatch, Kansas City, MO. Black & Veatch is an engineer- constructor company specializing in power plants and telecommunications infrastructure. As an executive level engineer and International Project Leader Mr. Richardson was responsible for wireless and wireline telecommunications business and project development for Latin America, as well as oversight of the company's RF engineering. He interfaced with equipment manufacturers and carriers in Latin America (Ericsson, Motorola, NexTel, Qualcomm, NEC, Nortel, Lucent, Alcatel, McCaw) to address the technical issues of their projects; prepared proposals in Spanish and Brazilian Portuguese; identified the human and materiel resources required to perform the work; and orchestrated the initial launch of project implementation. During the proposal preparation phase, Mr. Richardson was responsible for designing the initial promotional illustrations, addressing the immediate and strategic commercial issues regarding contracting, liability, currency, and other associated commercial risks, as well as the implementation scheduling.

February 1995-February 1997, Team Leader, Telecommunications and Security Engineering Team, Holmes & Narver Architects and Engineers, Albuquerque, NM. Holmes & Narver is an architectural-engineering firm, which covers the entire gamut of A/E work, and has operations worldwide. As a team leader, Mr. Richardson managed, mentored and developed a team of engineers and specialists who engineered LAN, MAN, WAN and security systems. In the capacity as a senior engineer, he engineered a TDMA cellular telephone network for Puerto Rico using a combination of MicroPath and AutoCad software tools as a proof-of-capabilities to GTE; performed the conceptual design of a WAN manipulating multiple data bases within Oracle for a client in Mexico, and performed the conceptual design of SDH rings, optical fiber backbone, ATM switches, satellite teleports, and technical control facilities for a client in the Republic of Panama. As the company's Program Manager for Latin America, Mr. Richardson performed business development for work in that geographical area, composed proposals in Spanish and Brazilian Portuguese, and served as the corporate representative to the Panamerican Federation of Consulting Engineers.

December 1990-February 1995, Systems Engineer and Supervisor Telecommunications Engineering Team Science Applications International Corp.: Communications. Science Applications International Corporation (SAIC) is an Information Technology and Telecommunications integration company. This assignment was a continuation of the previous assignment under Martin Marietta. SAIC won the re-compete contract during contract renewal negotiations. As SAIC's senior engineer and engineer manager on the U.S. Department of Energy, Albuquerque Operations Office contract, Mr. Richardson performed Value Added Engineering
(VAE) of fixed and mobile radio networks, microwave and satellite communications, video communications, outside plant cable, emergency operations centers and technical control functions for the department, Sandia National Laboratories, Los Alamos National Laboratory, and its nationwide contractors. RF engineering was performed by both traditional mathematics and physics, and MicroPath. The associated civil works were designed using AutoCad. He prepared technical analyses, reports, executive summaries, and briefings for the department's executives. Subsequent to the design and engineering, Mr. Richardson performed the project management and construction management functions for the implementation and initial operations of the projects using MSProject, Excel, and Word. He also served as the technical representative to the DOE's nuclear Accident Response Group and Nuclear Emergency Search Team for designing specialized telecommunications capabilities to support the recovery of damaged nuclear weapons, cleanup of radioactive materials, and response to nuclear terrorism. As a manager, he mentored technical personnel under his supervision, developed them professionally, and provided the organizational and financial input to the federal government's budget and long range plans.

Mr. Richardson was nominated by the U.S. Department of Energy to receive the University of Florida's "Henry J. Phister" award for his outstanding contribution to the field of telecommunications in the federal government for the period 1985-1995.

November 1985-December 1990, Principal Engineer and Manager Engineering and Design, Martin Marietta Information Systems. As an senior engineering contractor to the U.S. Department of Energy's Albuquerque Operations Office, Mr. Richardson performed Value Added Engineering (VAE) of fixed and mobile radio networks, microwave and satellite communications, video communications, outside plant cable, emergency operations centers and technical control functions for the department, Sandia National Laboratories, Los Alamos National Laboratory, and its nationwide contractors. RF engineering was performed by traditional mathematics and physics. The associated civil works were designed using manual drafting. He prepared technical analyses, reports, executive summaries, and briefings for the department's executives. Subsequent to the design and engineering, Mr. Richardson performed the project management and construction management functions for the implementation and initial operations of the projects using Lotus 1-2-3, and Word Perfect. He also served as the technical representative to the DOE's nuclear Accident Response Group and Nuclear Emergency Search Team for designing specialized telecommunications capabilities to support the recovery of damaged nuclear weapons, cleanup of radioactive materials, and response to nuclear terrorism. As a manager, he mentored technical personnel under his supervision, developed them professionally, and provided the organizational and financial input to the federal government's budget and long range plans. Mr. Richardson was awarded Martin Marietta's highest award for Technical Excellence.

October 1983-November 1985, Telecommunications Specialist, U.S. Department of Energy, As a federal government telecommunications engineering manager, Mr. Richardson managed the RF, telephony, National Security Emergency Preparedness, nuclear weapons Accident Response Group, and Radiological Assistance Program communications programs. His duties included all of the technical and business aspects of the programs including: financial planning, long range planning, as well as preparation of scope and SOWs for bid to contractors. He also served as the Communications Officer to the nuclear Accident Response Group (ARG) and the ARG program manager to the Nuclear Emergency Search Team.

April 1983-October 1983, Electromagnetic Pulse (EMP) Engineer III, EG&G WASC, Inc., Mr. Richardson designed EMP tests to instrument Department of Defense aircraft, vehicles and operations vans to determine the damages caused by High Altitude Electromagetic Pulse (HEMP). Using Maxwell pulsers, EMP waves simulating nuclear blasts were imposed on test objects, the effects recorded, and the remedial actions recommended. During his employment at EG&G, Mr. Richardson designed a nuclear attack- survivable, RF-based, broadband data network for Western Europe. The network employed every form of radio communications and tied into the NATO countries' terrestrial fiber optic backbone networks. The network was termed the European Distribution System Logistics Command, Control, Communications and Information (EDS LogC3I) network. The design was submitted for bid to the U.S. Air Force Logistics Command.

October 1982-April 1983, Telecommunications Specialist, Special Operations Consultant and Department of the Army, Mr. Richardson developed conceptual RF-based telecommunications systems for use by U.S. Special Operations Forces elements (Army Special Forces, Navy SEALS, Air Force Special Operations Wings) for clandestine warfare and counter- terrorism operations.

June 1962-September 1982, United States Army, Mr. Richardson is retired from the U.S. Army.

Education: MA Degree, 1986, Webster University, Computer Resources Management (IT Systems Analysis and Design); BS Degree, 1981, University of New York, Liberal Studies (ADP and Communications Engineering); 1984- 1994, George Washington University, Continuing Engineering Education. Certifications:
Engineer Class I, National Association of Radio and Telecommunications Engineers, Certification No. E1-03422, with master endorsements in RF and Non-RF technologies. Hekimian Laboratories REACT Technical Control Facilities, 1993

Professional Affiliations, Institute of Electrical and Electronics Engineers, Decade Member, Member Number: 08563231 National Association of Radio and Telecommunications Engineers, Member.


Barbara L. Berry - Treasurer and Director of Card Smart Corp.

Ms. Berry as been a Certified Public Accountant in Arizona since 1984. She currently serves as Director of Finance for Vision Stream, since February 2001 where her duties include heading up the finance department including raising funds and completing business plan. Beginning November 2000 to February 2001, she consulted for a company in Phoenix Arizona, called Wavo Corporation. Ms. Berry helped complete special financial projects during the wind down phases of this public company, including possible restructuring scenarios and disposition of several sister entities. Beginning February 2000 to October 2000, she was Director of External Reporting for What's For Free Technologies, Inc. where her duties include all SEC reporting, financial statements and footnote preparation, Amex listing, internal controls, policies and procedures, staffing up to 150 employees, public relations, Oracle software implementation, and instrumental in reorganizing the company. Prior to that she consulted for Grayhawk Development as their Director of Finance, a real estate development company of master planned communities until January 2000. From September 1997 to July 1999, she was Chief Operating Officer and Chief Accounting Officer for Harvard Scientific Corp., a development stage public company in the biopharmaceutical industry. From November 1996 to August 1997, she was Director and Chief Financial Officer of Health Care Centers of America, Inc. Immediately prior to that she was employed by Evans Withycombe Residential, Inc. (currently Equity Residential Inc.), a Real Estate Investment Trust (REIT), in Phoenix, Arizona, which she joined in 1994. Initially Ms. Berry worked in developing multi-family units in Phoenix, Arizona, later transferring into the acquisition division responsible for acquiring multi-family properties in Southern California. From 1992 to 1994, she was a Regional Manager in Phoenix Arizona for SCG Residential, a subsidiary of Security Capital Group, a REIT listed on the New York Stock Exchange. Prior to joining SCG, Ms. Berry spent over 15 years in accounting and finance with various firms, including Peat Marwick & Mitchell (currently KPMG Peat Marwick). Ms. Berry is a member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants and is an active alumni at Arizona State University.

B.  Director Compensation

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Card Smart Corp does not currently pay compensation to directors for services in that capacity.

Officers re elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have bee removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Card Smart Corporation.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Card Smart Equity securities. Reporting persons are required by the Commissions regulations to furnish us with copies of all Section 16(a0 forms they file.


Item 10.  EXECUTIVE COMPENSATION

(1)  Compensation of Executive Officers

Only the President and CEO of Company has been compensated for the period from February 16, 1999 to July 31, 1999 for services provided as an Officer. Compensation is for this Officer is $12,000 per year, paid on a monthly basis.

(2)  Compensation of Directors

This were no arrangements pursuant to which any director of the Company was compensated for the period from May 1, 1998 to December 31, 2000 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers. The By-laws of the Company state: "Section
6.1. Compensation - The directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings."

Item 11.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of the date of this Annual Report certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director,
(ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


Title   Name & Address                      Amount of       Percent
of      of Beneficial                       shares          of
Class   Owner of Shares (1)       Position  held by Owner   Class
------  ---------------           --------  -------------   ------
Common  Georgios Polyhronopoulos  Chairman/  1,500,000       48.00%
                                  CEO
Common  Larry Richardson          Secretary    250,000        8.00%
                                  Director
                                             ----------------------

All Executive Officers and Directors as a
Group (2 persons), purchased shares          1,175,000       56.00%



These two individuals purchased 1,175,000 shares at par value ($0.001) on May 15, 1998 for total of one thousand one hundred seventy five ($1,175) dollars. One other former director, Stephen Antol, purchased additional shares for a total purchase on May 15, 1998 of two thousand dollars ($2,000). Stephen Antol resigned his position as director on May 5, 1998.

(1)  c/o Card-Smart Corp 38820 N. 25th Avenue, Phoenix, AZ 85086

B.   Persons Sharing Ownership of Control of Shares

No person other than Georgios Polyhronopoulos, President/CEO owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.   Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.   Options, Warrants and Rights

This are no options, warrants or rights to purchase securities of the Company.

E.   Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

F.   Other

Not applicable

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Grad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The Company has no formal contracts with its accountant. He is paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

                                   Part III

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

(a)  EXHIBITS

(3)  ARTICLES OF INCORORATION AND BY-LAWS

     3.1  Articles of Incorporation (2)
     3.2  By-Laws (2)

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     4.1  Instrument Defining the Rights of Security Holders
          Sample Stock Certificate (2)

(10) MATERIAL CONTRACTS

     10.1  Georgios Polyhronopoulos Employment Agreement (2)


(23) CONSENT OF EXPERTS AND COUNSEL

     23  Consent from G. Brad Beckstead, CPA (1)


(27) FINANCIAL DATA SCHEDULE

     27.1  Financial Data Schedule (1)


(1)  Filed herewith
(2) Previously filed as an exhibit to the Company's registration statement on Form 10-SB12/G (the "registration Statement"), which was filed on April 4, 2000, and amended on October 23, 2000, and incorporated herein by reference.


(b)  REPORTS ON FORMS 8-K

The Company filed a current report dated March 21, 2001 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitles "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreement with Accountants on Accounting and Financial Disclosure".

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Card-Smart Corp
                              --------------------
                                   Registrant

Dated:  April 5, 2001

By:  /s/ Georgios Polyhronopoulos
-----------------------------------------
         Georgios Polyhronopoulos,
         Chairman of the Board, President
         and Chief Executive Officer

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Card-Smart Corp
                              --------------------
                                   Registrant

Dated:  April 5, 2001

By:  /s/ Larry L. Richardson
----------------------------
         Larry Richardson
         Corporate Secretary