Form 10QSB
period 2001-03-31
CARD SMART CORP
filed 2001-05-17
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

                       Commission File Number: 000-30213

                             Card-Smart Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                52-2043569
   -----------------------------      -----------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

      38820 N. 25th Avenue, Phoenix, AZ                   85086
  ----------------------------------------            -------------
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

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 9,360,000 issued and outstanding as of March 31, 2001. No Preferred are authorized nor outstanding as of March 31, 2001.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                              CARD-SMART CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   19

Item 2.   Changes in Securities and Use of Proceeds............   19

Item 3.   Defaults upon Senior Securities......................   19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   19

Item 5.   Other Information.....................................  19

Item 6.   Exhibits and Reports on Form 8-K......................  19

Signatures......................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The audited financial statements of registrant for the period ended
March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                       INDEPENDENT AUDITORS' REPORT

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                       330 E. Warm Springs
                                                      Las Vegas, NV  89119
                                                              702.528.1984
                                                       425.928.2877 (efax)

                   INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                   --------------------------------------

Board of Directors
Card Smart Corp.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Card Smart Corp. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period May 1, 1998 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period May 1, 1998 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Card Smart Corp. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 21, 2001, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

May 9, 2001

 ......................................-4-

                            Card Smart Corp.
                    (a Development Stage Company)
                            Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           March 31,       December 31,
                                             2001            2000
                                           -----------     ------------
Assets
Current assets:
   Cash                                    $       57      $       87
                                           ----------      ----------
   Total current assets                            57              87
                                            ----------      ---------
Total Assets                               $       57      $       87
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities
   Officer advances                        $    1,000      $    1,000
                                           ----------      ----------
    Total current liabilities                   1,000           1,000
                                           ----------      ----------
Stockholders' Equity:

Common stock, $0.001 par value,
25,000,000 shares authorized,
9,360,000 shares issued
and outstanding                                 9,360           9,360

Additional paid-in capital                     41,740          41,740

Deficit accumulated during
   development stage                          (52,043)        (52,013)
                                           ----------      ----------
Total stockholders' equity                       (943)           (913)
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $      57      $       87
                                           ==========      ==========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                              Card Smart Corp.
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
           For the Three Months Ending March 31, 2001 and 2000
       and For the Period May 1, 1998 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS


                                          Three Months Ending     May 1, 1998
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Revenue                                  $     -      $      -     $       -
                                         --------     ---------    ---------
Expenses:
  General administrative expenses             30        23,798        52,043
                                         --------     ---------    ---------
Total expenses                                30        23,798        52,043
                                         --------     ---------    ---------
Net (loss)                              $    (30)    $ (23,798)    $ (52,043)
                                        =========    ==========    ==========
Weighted average
number of
common shares
outstanding                             9,360,000    9,360,000     9,360,000
                                       ==========    =========    ==========

Net loss per share                      $   (0.00)   $   (0.00)   $   (0.01)
                                        =========    =========    ==========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                              Card Smart Corp.
                       (a Development Stage Company)

                            Statement of Cash Flows
           For the Three Months Ending March 31, 2001 and 2000
        and For the Period May 2, 1998 (Inception) to March 31, 2001




STATEMENT OF CASH FLOWS

                                          Three Months Ending     May 1, 1998
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $    (30)    $ (23,798)  $ (52,043)
Adjustments to reconcile net
Loss to net cash provided
(used) by operating activities:
Increase in other current liabilities           -             -       1,000
                                         --------     ---------   ----------
Net cash used by
   operating activities                       (30)      (23,798)  $ (51,043)
                                         --------     ---------   ----------
Cash flows from investing activities

Net cash used
by investing activities                         -             -            -
                                         --------     ---------   ----------
Cash flows from financing activities
Donated capital                                 -             -         100
Issuance of common stock                        -        23,990      51,000
                                         --------     ---------   ---------
Net cash provided by
   financing activities                         -        23,990      51,000
                                         --------     ---------   ---------
Net (decrease) increase in cash               (30)          192          57
Cash - beginning                               87            30           -
                                         --------     ---------   ---------
Cash - ending                            $     57      $    222   $      57
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========

Non-cash investing and financing
activities
  Common stock issued for services       $      -      $      -   $   2,000
                                         ========      ========   =========
  Number of shares issued for services          -             -   6,000,000
                                         ========      ========   =========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                              CARD-SMART CORP.
                        (A Development Stage Company)
                        Notes to Financial Statements
                    March 31, 2001, and December 31, 1999


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

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2001.

                                Card Smart Corp
                                   Notes

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2001.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

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

Note 2 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001 due to net losses and insignificant net income.

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

                                Card Smart Corp
                                   Notes

Note 5 - Related party transactions

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

Management believes their product has value for the following reasons:

1) Client resorts would be able to bypass numerous credit card transaction fees by providing Card-Smart Corporation with an adjustable credit value. Card-Smart Card holder would pay for the credit value once at the beginning of their vacation using Visa, MasterCard Traveler' Cheques, etc. This would mean one transaction fee to the client. Thereafter, there would be no transaction fees involved in using the Card-Smart Cards. If the credit limit runs out, the Card-Smart card holders can add more credit to their card via regular payment methods.

2) Card-Smart plans to have the digitized photograph of the Card-Smart Card holder placed in a database accessible to resort cashiers to verify that the particular person is a Card-Smart Card holder. The credit total and transaction history would be tracked through this database. Additionally, the Card-Smart would have the Card-Smart card holder's picture printed on the card itself.

3) Loyalty programs with reward points could be built into the card program as an added value and customization for the client resort. At the end of the vacation period, any remaining credit would be refunded to the Card-Smart card holder.

Going Concern - The Company experienced operating losses for the period ended March 31, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note #3 of the notes to the financial statements, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2001, the Company had no dilative common stock equivalents such as stock options.

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


Results of Operations
---------------------

The Company is developmental stage company, which plans to market Smart Cards to hotels, resorts, cruise lines and casinos using Smart Cards (plastic cards with embedded microprocessors) and support these services through its Web site, i.e.,www.card-smart.com. Management of company believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. The Company hopes to provide solutions for the growing demand in application of computers in the wallet or what have been termed Smart Cards, and the implementation of loyalty programs based on the technology (See "Business of the Company"). The Company plans to provide consumer credit tracking and loyalty programs for specialized market niches focused toward the resort and cruise markets through the use of Smart Cards. The Card-Smart Cards are designed to eliminate growing transaction charges by creating an internal credit system for each client while adding photo identification for security verification. The Company plans to contract with Gemplus a major worldwide provider of Smart Card solutions, for use of their technology platform. At this time, no contract has been made between the Company and Gemplus. Gemplus has developed a flexible, configurable technology engine which offers merchants a method to retain customers as compared to traditional stand alone paper card alternatives. Any potential revenue which the Company might generate would be derived from sales by the Company to hotels, casinos, cruise lines and resorts, which generally achieve full occupancy levels and consistent sold out turnover. Management believes that placing this technology into foreign resorts would enhance the Company's revenues as wholesaler volume discounts for hardware would then be made available to these customers from the Company. The Company hopes to also achieve revenues from maintenance contracts and supply of new cards. Management believes their product has value for the following reasons:

1) Client resorts would be able to bypass numerous credit card transaction fees by providing Card-Smart holders with an adjustable credit value. Card-Smart Card holder would pay for the credit value once at the beginning of their vacation using Visa, MasterCard, Traveler's Cheques, etc. This would mean one transaction fee to the client. Thereafter, there would be no transaction fees involved in using the Card-Smart Cards. If the credit limit runs out, the Card-Smart Card holders can add more credit to their card via regular payment methods. 2) Card-Smart plans to have the digitized photograph of the Card-Smart Card holder placed in a database accessible to resort cashiers to verify that the particular person is a Card-Smart Card holder. The credit total and transaction history would be tracked through this database. Additionally, the Card-Smart would have the Card-Smart Card holder's picture printed on the card itself. 3) Loyalty programs with reward points could be built into the card program as an added value and customization for the client resort. At the end of the vacation period, any remaining credit would be refunded to the Card-Smart Card holder.


Plan of Operations
------------------

The Company had a $ $52,043 loss since its inception on May 1, 1998 through March 31, 2001. For the first three months of the calendar year ended March 31, 2001, the Company experienced a loss of $30. These minimal expenses were classified as General administrative expenses, this compares to a net loss of $23,798 for the same period last year. The Company was less active in the First Quarter this year versus the same period last year. The Company neither owns nor leases any real or personal property.
An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company maintains a cash balance of $57, as of March 31, 2001, in a non-interest-bearing bank that currently does not exceed federally insured limits. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

Liquidity and Capital Resources
-------------------------------

An original stock offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on May 15, 1998 for cash. Between July 10 and July 15, 1998, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about July 15, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about July 20, 1998. On January 11, 2000, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder.

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

As of March 31, 2001, the Company has nine million three hundred sixty thousand (9,360,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders, including the three founding shareholders, of record.

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

Market For Company's Common Stock
---------------------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements
--------------------------

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

None.

                                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Card-Smart Corporation
                              ----------------------
                                   (Registrant)

Dated:  May 16, 2001

By:  /s/ Georgios Polyhronopoulos
------------------------------------
Georgios Polyhronopoulos
Chairman of the Board
President and Chief Executive Officer

Dated:  May 16, 2001

By:  /s/ Larry L. Richardson
------------------------------
Larry L. Richardson
Director, Corporate Secretary