Form 10QSB
period 2001-06-30
CARD SMART CORP
filed 2001-08-06
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2001

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

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 9,360,000 issued and outstanding as of June 30, 2001. No Preferred are authorized nor outstanding as of June 30, 2001.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                              CARD-SMART CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2001, follow.

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

July 30, 2001

Board of Directors
Card Smart Corp.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Card Smart Corp. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000 and for the period May 1, 1998 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period May 1, 1998 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



/s/ G. Brad Beckstead
---------------------------
    G. Brad Beckstead, CPA

                            Card Smart Corp.
                    (a Development Stage Company)
                            Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           June 30,       December 31,
                                             2001            2000
                                           -----------     ------------
Assets
Current assets:
   Cash and equivalents                    $       27      $       87
                                           ----------      ----------
   Total current assets                            27              87
                                            ----------      ---------
Total Assets                               $       27      $       87
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities
   Officer advances                        $    1,000      $    1,000
                                           ----------      ----------
    Total current liabilities                   1,000           1,000
                                           ----------      ----------
Stockholders' Equity:

Common stock, $0.001 par value,
25,000,000 shares authorized,
9,360,000 shares issued
and outstanding                                 9,360           9,360

Additional paid-in capital                     41,740          41,740

Deficit accumulated during
   development stage                          (52,073)        (52,013)
                                           ----------      ----------
Total stockholders' equity                       (973)           (913)
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $      27      $       87
                                           ==========      ==========


The accompanying Notes are an integral part of these financial statements.

                              Card Smart Corp.
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
     For the Three Months and Six Months Ending June 30, 2001 and 2000
       and For the Period May 1, 1998 (Inception) to June 30, 2001


STATEMENT OF OPERATIONS

                       Three Months Ending  Six Months Ending    May 1, 1998
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $      -  $      -  $    775
                        --------   --------  --------  --------  --------
Expenses:
  General
  administrative
  expenses                    30         30        60    23,828    52,073
                        --------   --------  --------  --------  --------
Total expenses                30         30        60    23,828    52,073
                        --------   --------  --------  --------  --------
Net (loss)              $    (30)  $    (30) $    (60) $(23,828) $(52,073)
                        =========  ========= ========= ========= =========
Weighted average
number of
common shares
outstanding             9,360,000  9,360,000 9,360,000 9,360,000 9,216,872
                        =========  ========= ========= ========= =========

Net loss per share      $  (0.00)  $  (0.00) $  (0.00) $  (0.00) $  (0.01)
                        =========  ========= ========= ========= =========


The accompanying Notes are an integral part of these financial statements.

                              Card Smart Corp.
                       (a Development Stage Company)

                            Statement of Cash Flows
           For the Six Months Ending June 30, 2001 and 2000
        and For the Period May 1, 1998 (Inception) to June 30, 2001




STATEMENT OF CASH FLOWS

                                          Six Months Ending    May 1, 1998
                                                June 30,      (Inception) to
                                         --------------------     June 30,
                                          2001          2000        2001
                                         ---------    ---------   ----------
Cash flows from operating activities
Net loss                                 $    (60)    $ (23,828)  $ (52,073)
Adjustments to reconcile net
Loss to net cash provided
(used) by operating activities:
Increase in other current liabilities           -             -       1,000
                                         --------     ---------   ---------
Net cash used by
   operating activities                       (60)      (23,828)  $(51,073)
                                         --------     ---------   ---------
Cash flows from investing activities
                                         --------     ---------   ---------
Net cash used
by investing activities                         -             -           -
                                         --------     ---------   ---------
Cash flows from financing activities
Donated capital                                 -             -         100
Issuance of common stock                        -        23,990      51,000
                                         --------     ---------   ---------
Net cash provided by
   financing activities                         -        23,990      51,000
                                         --------     ---------   ---------
Net (decrease) increase in cash               (60)          162          27
Cash - beginning                               87            30           -
                                         --------     ---------   ---------
Cash - ending                            $     27      $    192   $      27
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========

Non-cash investing and financing
activities
  Common stock issued for services       $      -      $      -   $   2,000
                                         ========      ========   =========
  Number of shares issued for services          -             -   6,000,000
                                         ========      ========   =========


The accompanying Notes are an integral part of these financial statements.

                                Card Smart Corp
                                    Notes


Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $52,073 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Going Concern - The Company experienced operating losses for the period ended June 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note #2 of the notes to the financial statements, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2001, the Company had no dilative common stock equivalents such as stock options.

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


Plan of Operations
------------------

The Company had a $ $52,073 loss since its inception on May 1, 1998 through June 30, 2001. For the second six months of the calendar year ended June 30, 2001, the Company experienced a loss of $60. These minimal expenses were classified as general administrative expenses, this compares to a net loss of $23,828 for the same period last year. The Company was less active in the Second Quarter this year versus the same period last year. The Company neither owns nor leases any real or personal property.
An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company maintains a cash balance of $27.00, as of June 30, 2001, in a non-interest-bearing bank that currently does not exceed federally insured limits. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

Liquidity and Capital Resources
-------------------------------

An original stock offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act, a total of two million (2,000,000) shares of its common stock were purchased by the six founders of the Company, on May 15, 1998 for cash. Between July 10 and July 15, 1998, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about July 15, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about July 20, 1998. On January 11, 2000, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder.

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

As of June 30, 2001, the Company has nine million six hundred sixty thousand (9,360,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders, including the six founding shareholders, of record.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

The Company filed a Current Report dated March 21, 2000 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed May
               1, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on April 4, 2000.

               (b) By-Laws of the Company adopted May 1, 1998.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on April 4, 2000.

  4     Instruments Defining the Rights of Security Holders

               (a) Facsimile of specimen common stock certificate, incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities of Small Business Issuers on Form 10-SB, previously filed with the Commission on April 4, 2000.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarter ended June 30, 2000; September 30, 2000; March 31, 2001, Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Card-Smart Corporation
                              ----------------------
                                   (Registrant)

Dated:  August 2, 2001

By:  /s/ Georgios Polyhronopoulos
------------------------------------
Georgios Polyhronopoulos
Chairman of the Board
President and Chief Executive Officer

Dated:  August 2, 2001

By:  /s/ Larry L. Richardson
------------------------------
Larry L. Richardson
Director, Corporate Secretary