Form 10QSB
period 2001-09-30
ICHANCE INTERNATIONAL INC
filed 2001-11-14
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

          For the Quarterly period ended September 30, 2001


     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to

                          Commission File No. 000-30213

                           ICHANCE INTERNATIONAL INC.
       -----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Nevada,  U.S.A.                            52-2043569
     State or other Jurisdiction                     (IRS Employer
    of Incorporation or Organization)             Identification No.)


           3753 Howard Hughes Parkway, Suite 227, Las Vegas, NV 89109
                    (Address of Principal Executive Offices)

                                 (702) 892-3915
                           (Issuer's Telephone Number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]   No  [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by court.
                          Yes [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 14,360,000 shares as of September 30, 2001.

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000                              3-4

          Consolidated Statements of Operations for the three and
          nine months ended September 30, 2001 and 2000 (unaudited)       5

          Consolidated Statements of Stockholders' Equity                 6

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 (unaudited)                  7-9

          Notes to the Consolidated Financial Statements                 9-19

Item 2.  Managements Discussion and Analysis or Plan of Operation         20


Part II.  Other Information
--------
Item 1.   Legal Proceedings                                               21

Item 2.   Changes in Securities                                           21

Item 3.   Defaults upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Security holders             21

Item 5.   Other Information                                               21

Item 6.   Exhibits and Reports on Form 8-K                                21

          SIGNATURES                                                      22

Part I.   Financial Information

Item 1.   Financial Statements

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                           Consolidated Balance Sheets


                                                          September 30,  December 31,
                                                              2001           2000
                                                          ------------  -------------
                                                           (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                              $    135,601  $     852,994
   Accounts receivable, net of allowance for doubtful
    accounts of $874,919 and $683,037, respectively          1,354,717      1,094,789
   Note receivable - related party (Note 2)                          -        450,000
   Interest receivable (Note 2)                                      -         31,907
   Prepaid expenses                                             99,573         29,167
                                                          ------------  -------------

     Total Current Assets                                    1,589,891      2,458,857
                                                          ------------  -------------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                     26,652         22,888
                                                          ------------  -------------

OTHER ASSETS

   Software development (Note 7)                               602,500              -
   Software license (Note 1)                                    20,000         27,500
   Investment in non-marketable security (Note 4)               50,000         50,000
   Other assets                                                 14,502              -
                                                          ------------  -------------

     Total Other Assets                                        687,002         77,500
                                                          ------------  -------------

     TOTAL ASSETS                                         $  2,303,545  $   2,559,245
                                                          ============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                     Consolidated Balance Sheets (Continued)


                                                          September 30, December 31,
                                                               2001         2000
                                                          ------------  ------------
                                                            (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                       $     56,143  $     32,012
   Client payouts payable                                    1,007,775     1,252,756
   Notes payable (Note 5)                                       90,000             -
   Related party payables (Note 6)                              18,893           200
   Accrued interest                                              1,931             -
   Stock subscription deposit (Note 8)                               -       289,229
   Deferred revenue                                                  -       111,500
                                                          ------------  ------------

     Total Current Liabilities                               1,174,742     1,685,697
                                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized
    of $0.001 par value, 14,360,000 and 4,971,828
    shares issued and outstanding, respectively                 14,360         4,972
   Additional paid-in capital                                  732,840       452,678
   Deferred stock offering costs (Note 8)                            -      (173,623)
   Retained earnings                                           381,603       589,521
                                                          ------------  ------------

     Total Stockholders' Equity                              1,128,803       873,548
                                                          ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  2,303,545  $  2,559,245
                                                          ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the                       For the
                                              Nine Months Ended           Three Months Ended
                                               September 30,                   September 30,
                                      ------------------------------  -----------------------------
                                          2001            2000            2001            2000
                                      --------------  --------------  --------------  -------------
REVENUES
   Client receipts, net of payouts    $      662,028  $    1,222,631  $            -  $     254,425
   Website development                     1,009,766       1,103,396         484,366        588,777
   Other                                     596,065         540,194         146,254         16,850
                                      --------------  --------------  --------------  -------------

     Total Revenues                        2,267,859       2,866,221         630,620        860,052
                                      --------------  --------------  --------------  -------------
EXPENSES
   Client payouts, net of receipts                 -               -         384,288              -
   Bad debt                                  913,650         323,295         221,220        322,324
   Consulting                                      -         246,159               -              -
   Depreciation and amortization              94,203          94,414          38,803         39,545
   Salaries and wages                        484,261         479,981          86,143        175,760
   General and administrative              1,000,911       1,546,821         235,511        301,604
                                      --------------  --------------  --------------  -------------

     Total Expenses                        2,493,025       2,690,670         965,965        839,233
                                      --------------  --------------  --------------  -------------
INCOME (LOSS) FROM
 OPERATIONS                                 (225,166)        175,551        (335,345)        20,819
                                      --------------  --------------  --------------  -------------
OTHER INCOME (EXPENSE)

   Interest income                            19,263          22,907           7,600          9,000
   Interest expense                           (2,015)              -          (2,015)             -
                                      --------------  --------------  --------------  -------------

     Total Other Income (Expense)             17,248          22,907           5,585          9,000
                                      --------------  --------------  --------------  -------------
NET INCOME (LOSS)                     $     (207,918) $      198,458  $     (329,760) $      29,819
                                      ==============  ============== ===============  =============
BASIC INCOME (LOSS) PER
 SHARE                                $       (0.04)  $         0.04  $        (0.07) $        0.01
                                      ==============  ============== ===============  =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                     5,539,180       4,800,475       4,999,856      4,926,171
                                      ==============  ==============  ==============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Consolidated Statements of Stockholders' Equity

                                            Common Stock             Additional
                                     ----------------------------     Paid-in       Retained
                                          Shares       Amount         Capital        Earnings
                                     -------------  -------------  -------------  -------------
Balance, July 8, 1998                            -  $           -  $           -  $           -

July 8, 1998, common stock issued
 to founders for cash                    4,920,088          4,920         95,080              -

Net income from inception on
 July 8, 1998 through
 December 31, 1998                               -              -              -         13,733
                                     -------------  -------------  -------------  -------------
Balance, December 31, 1998               4,920,088          4,920         95,080         13,733

Net income for the year ended
 December 31, 1999                               -              -              -        383,520
                                     -------------  -------------  -------------  -------------
Balance, December 31, 1999               4,920,088          4,920         95,080        397,253

Recapitalization                             4,920              5        (30,005)             -

Common stock issued for cash                46,820             47        968,863              -

Commissions paid on stock
 offerings                                       -              -       (581,260)             -

Net income for the year ended
 December 31, 2000                               -              -              -        192,268
                                     -------------  -------------  -------------  -------------
Balance, December 31, 2000               4,971,828          4,972        452,678        589,521

Common stock issued for
 cash (unaudited)                           28,172             28        630,391              -

Commissions paid on stock
 offerings (unaudited)                           -              -       (378,251)             -

Additional capital contributed                   -              -         38,385              -

Recapitalization (unaudited)             9,360,000          9,360        (10,363)             -

Net loss for the nine months
 ended September 30, 2001(unaudited)             -              -              -       (207,918)
                                     -------------  -------------  -------------  -------------
Balance, September 30, 2001
(unaudited)                            14,360,000  $      14,360  $     732,840  $     381,603
                                     =============  =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                        For the
                                                                   Nine Months Ended
                                                                     September 30,
                                                            --------------------------
                                                               2001           2000
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                        $   (207,918) $    198,458
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                94,203        94,414
     Bad debt expense                                            913,650       323,295
   Changes in assets and liabilities:
     (Increase) in accounts receivable                         1,174,581)     (300,842)
     (Increase) decrease in interest receivable                   31,907       (22,907)
     (Increase) in other assets                                  (14,502)            -
     Increase (decrease) in accounts payable                    (220,850)      324,932
     Increase in accrued interest                                  1,931             -
     Increase (decrease) in deferred revenue                    (111,500)      102,875
                                                            ------------  ------------

       Net Cash Provided (Used) by Operating Activities         (687,660)      720,225
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of gaming software license                          (150,000)      (50,000)
   Purchase of fixed assets                                      (10,873)      (27,663)
   Software development                                         (602,500)            -
                                                            ------------  ------------

       Net Cash (Used) by Investing Activities                  (763,373)      (77,663)
                                                            ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                 ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                      Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                        For the
                                                                   Nine Months Ended
                                                                     September 30,
                                                            --------------------------
                                                               2001           2000
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   (Increase) decrease in notes receivable - related party       450,000      (450,000)
   Proceeds from notes payable                                    90,000             -
   Proceeds from related party payable                            18,693             -
   Payments on related party payable                                   -      (125,000)
   Common stock issued for cash                                  630,419             -
   Commissions paid on stock offerings                          (378,251)            -
   Additional capital contributed                                 38,385             -
   Deferred stock offering costs                                 173,623             -
   Stock subscription deposit                                   (289,229)            -
                                                            ------------  ------------

       Net Cash Provided (Used) by Financing Activities          733,640      (575,000)
                                                            ------------  ------------

NET INCREASE (DECREASE) IN CASH                                 (717,393)       67,562

CASH AT BEGINNING OF PERIOD                                      852,994       369,003
                                                            ------------  ------------

CASH AT END OF PERIOD                                       $    135,601  $    436,565
                                                            ============  ============

CASH PAID FOR:

   Interest                                                 $          -  $          -
   Income taxes                                             $          -  $          -

The accompanying notes are an integral part of these consolidated financial statements.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The consolidated financial statements presented are those of IChance International, Inc. (IChance) and its wholly-owned subsidiaries, Software Licensing Networks, Ltd. (Software) and IChance Technologies, Inc. (Tech). Collectively, they are referred to herein as "the Company".

          IChance was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. IChance was organized to perform any lawful activity permitted by the State of Nevada. On September 17, 2001, Card-Smart Corp. changed its name to IChance International, Inc.

          On September 14, 2001, IChance and Software Ventures, Inc. (Ventures) completed an Agreement and Plan of Reorganization whereby IChance issued 9,360,000 shares of its common stock in exchange for all the assets and liabilities of Ventures. Immediately prior to the Agreement and Plan of Reorganization, IChance had 5,000,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Ventures with Ventures as the acquirer (reverse acquisition). Ventures was treated as the acquirer for accounting purposes because the shareholders of Ventures controlled IChance after the acquisition. The historical financial statements prior to September 14, 2001 are those of Ventures.

          Ventures was incorporated on February 15, 1995 under the laws of the State of Nevada as Gateway Consulting, Inc. Ventures was organized to perform any lawful activity permitted by the State of Nevada, but never commenced any operations until their acquisition of Software. Gateway Consulting, Inc. later changed its name to IChance, Inc. on June 5, 2000 and then to Software Ventures, Inc. on September 17, 2001. On January 7, 2000, Ventures and Software completed an Agreement and Plan of Reorganization whereby Ventures issued 4,920,088 shares of its common stock in exchange for all of the outstanding stock of Software. Immediately prior to the Agreement and Plan of Reorganization, Ventures had 4,920 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Software with Software as the acquirer (reverse acquisition). Software was treated as the acquirer for accounting purposes because the shareholders of Software controlled Ventures after the acquisition. The historical financial statements prior to January 7, 2000 are those of Software.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          a. Organization (continued)

          Subsidiaries:
          ------------

          Software was incorporated on July 8, 1998 to engage in any lawful act or activity under the Nevis Business Corporation Ordinance 1984 as Global Interactive, Ltd. Software operates by providing independent parties with web design services and access to online gaming software licensed by the Company. Software's revenues are earned from web design fees, and ongoing royalty agreements with these independent parties.

          Tech was incorporated on January 31, 2001 under the Business Corporations Act of Yukon in British Columbia, Canada. Tech develops, maintains, and provides support for Internet gaming software and websites.


          b. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

          c. Cash and Cash Equivalents

          The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalent.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)


          d. Basic Income (Loss) Per Share

          Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                               For the                    For the
                                          Nine Months Ended          Three Months Ended
                                             September 30,              September 30,
                                       -----------------------   -------------------------
                                         2001         2000           2001         2000
                                      -----------  -----------   -----------  ------------
                                      (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)

       Basic income (loss) per share:

       Numerator -
        net income (loss)             $  (207,918) $   198,458   $  (329,760) $     29,819
       Denominator -
        weighted average
        number of shares
        outstanding                     5,539,180    4,800,475     4,999,856     4,926,171
                                      -----------  -----------   -----------  ------------
       Income (loss) per share        $     (0.04) $      0.04   $     (0.07) $       0.01
                                      ===========  ===========   ===========  ============

          e. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and laibilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          f. Provision for Taxes

          The Company's operations are within the jurisdiction of Nevis, part of the British Virgin Islands, where there is no income tax.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          g. Property and Equipment

          Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives:

                 Computer equipment                               3 to 5 years
                 Office equipment and machinery                   3 to 5 years

          h. Change in Accounting Principle

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          h. Change in Accounting Principle (continued)

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          i. Pronouncements Issued Not Yet Adopted

          In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

          Statement 141:

          o    Eliminates   the  pooling  method  for  accounting  for  business
               combinations.

          o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

          o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

          Statement 142:

          o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

          o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          i. Pronouncements Issued Not Yet Adopted (continued)

          Upon adoption of these Statements, the Company is required to:

          o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

          o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

          o    Write-off any remaining negative goodwill.

          The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

          j. Revenue Recognition

          Initial license fees of gaming software are recognized as revenue upon the completion of the license sale transactions. Before the revenues are recognized, deposits from licensees are recorded as deferred revenue. Client receipts on the Internet gaming are recorded as revenue on the accrual basis when earned. Website development revenues are recorded once the website is operational. Deposits on website development are recorded as unearned revenue until the website is operational.

          Gaming and monthly licensing royalty revenues and other fees are recognized over the period services are provided.

          Gaming revenues are presented net of customer winnings.

          k. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          l. Long-Lived Assets

          The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

          m. Principles of Consolidation

          The  consolidated   financial  statements  include  those  of  IChance
          International,  Inc.  and  its  wholly-owned  subsidiaries,   Software
          Licensing Networks, Ltd. and IChance Technologies, Inc.

          n. Concentrations of Risk - Foreign Operations

          The Company operates in Nevis which has a developing economy. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in Nevis. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in development or investment policies or shifts in the prevailing political climate in Nevis in which the Company operates could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          o. Foreign Currency Translation

          All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rates of exchange. Exchange gains or losses are included in the consolidated statements of income (loss) and retained earnings.

          p. Software License

          The Company has capitalized the cost of their Internet software license. Software license costs are as follows:

                                               September 30,   December 31,
                                                   2001            2000
                                              --------------  --------------
                                               (Unaudited)

               License cost                   $       50,000  $       50,000
               Accumulated amortization              (30,000)        (22,500)
                                              --------------  --------------

               Net cost                       $       20,000  $       27,500
                                              ==============  ==============

          The software license is being amortized on the straight-line method over its estimated useful life of 5 years. Amortization expense for the nine months ended September 30, 2001 was $7,500 and for the years ended December 31, 2000 and 1999 was $10,000 and $10,000, respectively.

          q. Unaudited Financial Statements

          The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 2 -  NOTE RECEIVABLE - RELATED PARTY

          Note receivable - related party is detailed in the following summary:

                                                   September 30,   December 31,
                                                        2001           2000
                                                   -------------  -------------
                                                    (Unaudited)
   Note receivable from a related company with
   a common officer; with an  interest rate of
   9%  per  annum;  unsecured, interest and
   principal due December 31, 2001. Interest
   receivable at September 30, 2001 and December
   31, 2000 was $-0- and $31,907, respectively.    $          -  $      450,000
                                                   -------------  -------------
           Total related party notes receivable    $          -  $      450,000
                                                   ============  ==============

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                  September 30,   December 31,
                                                       2001           2000
                                                  -------------  -------------
                                                   (Unaudited)

           Computer equipment                     $       32,639  $     24,886
           Office equipment and machinery                 5,897         2,777
                                                  --------------  ------------
                                                          38,536        27,663
           Accumulated depreciation                      (11,884)       (4,775)
                                                  --------------  ------------

                                                  $       26,652  $     22,888
                                                  ==============  ============

          Total depreciation expense for the nine months ended September 30, 2001 was $7,109 and for the year ended December 31, 2000 was $4,775.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 4 -  INVESTMENT IN NON-MARKETABLE EQUITY SECURITY

          The Company has an investment in the common stock of an unlisted company representing less than 5% of that company's outstanding common stock as of September 30, 2001 and December 31, 2000. In addition, this investment is subject to restrictions relating to any sale, transfer or other disposition through November 2001.

NOTE 5 -      NOTES PAYABLE

          Notes payable is detailed in the following summary:

                                                  September 30,   December 31,
                                                       2001           2000
                                                  -------------  -------------
                                                   (Unaudited)

   Note payable to a company;  with an interest
   rate of 8% per annum; unsecured  and due
   June 27, 2003.  Accrued  interest at
   September 30, 2001 and December 31, 2000
   was $1,800 and $-0-, respectively.             $      90,000  $           -
                                                  -------------  -------------
       Total Notes Payable                        $      90,000  $           -
                                                  =============  =============

NOTE 6 -  RELATED PARTY PAYABLE

          Loans from officers and shareholders are non-interest bearing and have no fixed terms of repayment. The total amount owed to officers and shareholders at September 30, 2001 and December 31, 2000 was $1,400 and $200, respectively.

          On July 1, 2001, the Company entered into a Line of Credit and Security Agreement with Double Mastery, Ltd., a Nevis corporation, that is also a shareholder of the Company for an amount not to exceed $250,000. The line of credit note bears 9% interest per annum and is unsecured. Interest is due and payable on a quarterly basis and the principal is payable on demand. At September 30, 2001, the Company had borrowed $17,493 and had accrued interest of $131.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          On January 1, 2001, the Company entered into a 24-month lease for office space in St. Maarten. Two months rental was given as a security deposit. The monthly lease payment is $5,000.

                  ICHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

          On January 10, 2001, the Company entered into a one-year Master Software Development Agreement for the purpose of designing and developing an Internet gambling software program, sports book system, compatible e-commerce system, affiliate program and related products. The total agreed-upon cost of the software is $2,000,000. The Company has paid a total of $602,500 on the contract through September 30, 2001.

          On February 3, 2001, the Company entered into a twelve-month consulting agreement for the development and implementation of the advertising and marketing campaigns for the Company's internet gaming software. The consulting fee is $18,000 per month.

          During 2001, the Company was named in litigation with Starnet Communications Canada, Inc., Starnet Systems International, Inc., and Inphinity Interactive, Inc. (collectively, "Starnet"). Starnet filed a complaint against the Company alleging that the Company wrongfully procured and induced various of Starnet's previous employees to breach their contracts with Starnet and that the Company infringed on Starnet's copyright in certain gaming software. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

          In March 2001, the Company entered into a 24-month sublease agreement for office space in Vancouver, British Columbia. The monthly lease payments are approximately $1,500 and begin in October 2001. A deposit of approximately $3,200 has been paid and will be applied towards payment for the first and last months of the sublease.

NOTE 8 -  STOCK SUBSCRIPTION DEPOSIT

          As of December 31, 2000, the Company had received a total of $289,229 for the purchase of 14,160 shares of common stock. The 14,160 shares were issued subsequent to December 31, 2000. At September 30, 2001 and December 31, 2000, the stock subscription deposit was $-0- and $289,229, respectively, and related stock offering costs of $-0- and $173,623, respectively.

NOTE 9 -  STOCK OFFERING COSTS

          During the year ended December 31, 2000, the Company issued 46,820 shares of common stock for total proceeds of $968,910. The Company entered into an agreement to pay stock offering costs of sixty percent (60%) of the funds raised. Accordingly, stock offering costs of $581,260 were recorded for the year ended December 31, 2000. During the nine months ended September 30, 2001, the Company issued 28,172 shares of common stock for total proceeds of $630,419. Stock offering costs of $378,251 were recorded for the nine months ended September 30, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     (a) Plan of Operation.

iChance International, Inc. (iChance) is a software development corporation that continues to focus on the creation of online gaming/entertainment systems. On September 14th, 2001, the company entered into an asset purchase agreement with iChance, Inc., also a Nevada corporation, that enabled the company to shift its business model from the marketing of smart card technologies to gaming software development. Subsequent to the asset purchase agreement, the company changed its name from Card Smart, Inc. to iChance International, Inc.

Management's current primary objective is the completion of the development of FutureBet - the Company's proprietary gaming software system. Components will include online casino software, a sportsbook wagering platform, and skill game applications. The sportsbook platform contained within FutureBet entered into beta testing during the third quarter of this year. To date, no significant technical or other concerns have arisen. Beta testing is expected to commence on the casino and skill game systems in early January with full release scheduled by the end of the 2002 first quarter.

Upon completion of development, FutureBet will be licensed to parties interested in establishing and maintaining an online gaming operation. The licensing of the iChance systems will be handled exclusively by several independent licensor corporations, who will each focus on specific geographic regions. Relationships with these corporations are currently being finalized as the Company prepares for the FutureBet release.

The Company's subsidiary, Software Licensing Networks, Ltd., currently provides over 200 independent website operators with accessibility to Internet casino and sportsbook systems that were developed, and licensed from, a third-party software provider. Once the FutureBet development is finalized, these operators will be given the ability to equip their websites with FutureBet - thereby replacing the system currently being utilized.

Revenues are presently generated through gaming website sales agreements with the above-mentioned operators, which provide the Company's subsidiary with an initial upfront fee and ongoing participation in the revenues generated by each operator. Once the FutureBet system is implemented, revenues will continue in the form of monthly fees from the licensor corporations. Such fees will be based on the number of websites utilizing the FutureBet system under each licensor corporation.

The Company anticipates that it has enough available capital to meet its anticipated needs for working capital and capital expenditures for the next three (3) months. The Company expects that it will continue to experience negative cash flow until the FutureBet system development is completed and the product has been integrated with the online gaming community. Currently negative cash flow can be directly attributed to the extensive costs surrounding the development of the FutureBet system, which Management feels is essential for long term growth and viability.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

     During 2001, the Company's subsidiary was named in litigation with Starnet Communications Canada, Inc., Starnet Systems International, Inc., and Inphinity Interactive, Inc. (collectively, "Starnet"). Starnet filed a complaint against the Company alleging that the Company wrongfully procured and induced various of Starnet's previous employees to breach their contracts with Starnet and that the Company infringed on Starnet's copyright in certain gaming software. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

     The Company is aware of no other litigation matters.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b) Reports on Form 8-K.

          On September 27, 2001 the Registrant filed an information statement regarding the resignation of its officers and directors and the appointment of Brian Hurley as Director and sole officer. Further on September 27, 2001, the Registrant reported a change in control to iChance, Inc. and to acquire its assets. The September 27, 2001 Current Report noted a change in the Certifying Accountant and also advised that Brian Hurley, together with his wife Rita own Hurley Holdings Corporation, a Nevada non reporting, non trading corporation which owns 27.68% of the issued and outstanding shares of the Registrant.

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ICHANCE INTERNATIONAL, INC.


Date: November 14, 2001       By:  /s/ Brian Hurley
                                   ----------------------------
                                   Brian Hurley
                                   Chief Financial Officer