Form 10QSB/A
period 2001-09-30
ICHANCE INTERNATIONAL INC
filed 2002-02-12
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

   Common stock: 25,000,000 shares authorized
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

          On September 14, 2001, IChance and Software Ventures, Inc. (Ventures) completed an Agreement and Plan of Reorganization whereby IChance issued 5,000,000 shares of its common stock in exchange for all the assets and liabilities of Ventures. Immediately prior to the Agreement and Plan of Reorganization, IChance had 9,360,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Ventures with Ventures as the acquirer (reverse acquisition). Ventures was treated as the acquirer for accounting purposes because the shareholders of Ventures controlled IChance after the acquisition. The historical financial statements prior to September 14, 2001 are those of Ventures.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ICHANCE INTERNATIONAL, INC.

Amendment No. 1
Date: February 12, 2002       By:  /s/ Brian Hurley
                                   ----------------------------
                                   Brian Hurley
                                   Chief Financial Officer