Form 10KSB
period 2001-12-31
ICHANCE INTERNATIONAL INC
filed 2002-04-12
CIK 1084122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 000-30213

                          ICHANCE INTERNATIONAL, INC.
                          --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEVADA                               52-2043569
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

   3753 HOWARD HUGHES PARKWAY, SUITE 227, LAS VEGAS, NV    89109
   -----------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  702-892-3915

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
     PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant's revenue for the year ended December 31, 2001 was $430,605.

The aggregate market value of the voting and non-voting common equity held by Non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on April 5, 2002, cannot be determined as the common stock is yet to start trading.

As of April 5, 2002, there were 14,360,000 shares of the Registrant's Common Stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our Expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

ITEM 1.   DESCRIPTION OF BUSINESS.

iChance International, Inc. (II) was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. iChance was organized to perform any lawful activity permitted by the State of Nevada. On September 17, 2001,

Card-Smart Corp. changed its name to iChance International, Inc.


On September 14, 2001, II and Software Ventures, Inc. (Ventures) completed an Agreement and Plan of Reorganization whereby II issued 5,000,000 shares of its common stock in exchange for all the assets and liabilities of Ventures. Immediately prior to the Agreement and Plan of Reorganization, II had 9,360,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Ventures with Ventures as the acquirer (reverse acquisition). Ventures was treated as the acquirer for accounting purposes because the shareholders of Ventures controlled II after the acquisition. The historical financial statements prior to September 14, 2001 are those of Ventures.

Ventures was incorporated on February 15, 1995 under the laws of the State of Nevada as Gateway Consulting, Inc. Ventures was organized to perform any lawful activity permitted by the State of Nevada, but never commenced any operations until their acquisition of Software Licensing Networks, Ltd. (Software). Gateway Consulting, Inc. later changed its name to iChance, Inc. on June 5, 2000 and then to Software Ventures, Inc. on September 17, 2001. On January 7, 2000, Ventures and Software completed an Agreement and Plan of Reorganization whereby Ventures issued 4,920,088 shares of its common stock in exchange for all of the outstanding stock of Software. Immediately prior to the Agreement and Plan of Reorganization, Ventures had 4,920 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Software with Software as the acquirer reverse acquisition). Software was treated as the acquirer for accounting purposes because the shareholders of Software controlled Ventures after the acquisition. The historical financial statements prior to January 7, 2000 are those of Software.


OPERATIONS AND PRODUCTS

Founded in 1998 as a Nevada corporation, iChance International, Inc. is now focused on becoming the world's leading developer of online gaming systems. The company has fulfilled the design and staffing requirements to develop an expansive, gaming software system. Additionally, the company's existing distribution channels provide it with a tremendous advantage over potential competitors within the gaming software industry.

Once the company's online gaming system, Future Bet is fully developed, it will be licensed to independent operators looking to capitalize on the profitable opportunities emerging in the Internet gambling industry. Such licensing will be handled exclusively through several contracted licensor corporations. As iChance International, Inc. continues its efforts to develop its proprietary system, the company, through its subsidiary Software Licensing Networks, Ltd., will also continue to provide support for its existing client base of 200 independent gaming operators. These operators currently utilize a gaming software application created by a third party software developer and, in turn, licensed to the company for forward distribution to other operators. The ideal operator profile for the Future Bet system is that of an existing land-based casino, however the program is open to any party willing to show a strong commitment to ongoing product marketing.


System development is initially focused on three primary areas: online casino software, a sportsbook wagering platform, and skill games software (i.e Checkers, Hearts, Chess, etc.). Upon completion of these products, the company's development staff will shift their efforts to online lotteries and WAP (Wireless Application Protocol) wagering.

With the Company's objective of providing an international gaming experience with a wide variety of options and cutting edge technology, iChance International, Inc. believes that online gamblers will be provided, through independently operated websites, with a system that is superior to all others within the industry. Management has determined that the interactivity afforded by the Internet creates an ideal vehicle for the distribution of entertainment products and services, especially those related to gaming.

Presently, the Company has the following subsidiaries: Software Licensing Networks, Ltd. (SLN), a Nevis corporation, iChance Technologies, Inc., a Yukon British Columbia corporation, will continue to provide support services, as explained in greater detail below, to the company's existing clientele. iChance Technologies, Inc., based in Vancouver, B.C., Canada, is the technical branch of iChance International, Inc. This subsidiary of iChance International, Inc. is responsible for all production matters, which include software development, system administrations, and website design. A third subsidiary, iChance, Inc., a California corporation, handles payroll tax issues for the Company. And a fourth subsidiary, Charter Support Systems, Ltd, a Cayman Islands exempted company with limited liability, that was primarily inactive during 2001.

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

The Company anticipates that it has enough available capital to meet its anticipated needs for working capital and capital expenditures for the next one to two months. The Company expects that it will continue to experience negative cash flow until the FutureBet system development is completed and the product has been integrated with the online gaming community. Currently negative cash flow can be directly attributed to the extensive costs surrounding the development of the FutureBet system, which Management feels is essential for long term growth and viability.

COMPETITION

The gaming systems market has limited competition. iChance presently markets a system of a Canadian competitor which to Company believes is very inferior to the FutureBet system presently in development. iChance believes that to a limited extent the market for the iChance systems is price sensitive. However the benefits of FutureBet will justify a premium price in the market.

EMPLOYEES

The Company has 42 employees and contractors of whom 14 work in administrative, sales, marketing and an additional 28 work in development, manufacturing and production. The Company believes it has a sound relationship with its employees. None of its employees are represented by a collective bargaining agreement.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's registered office is in Las Vegas, Nevada and the Company's management team is based in San Diego, California and utilizes office space made available by its President at no charge to the Company. The Company's business model does not contemplate a large physical plant. Additionally, the Company, through its two (2) subsidiaries, maintains offices in Vancouver, British Columbia.


ITEM 3.   LEGAL PROCEEDINGS

During 2001, the Company's subsidiary was named in litigation with Starnet Communications Canada, Inc., Starnet Systems International, Inc., and Inphinity Interactive, Inc. (collectively, "Starnet"). Starnet filed a complaint against the Company alleging that the Company wrongfully procured and induced various of Starnet's previous employees to breach their contracts with Starnet and that the Company infringed on Starnet's copyright in certain gaming software. Due to the delays involved with of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were put forth to the shareholders for approval.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

iChance common stock is not presently trading. The Company is presently seeking approval to trade and a trading symbol. A Form 15c-211 has been filed on behalf of iChance. In response to the filing, the National Association of Securities Dealers has requested further information which is in the process of being provided by the Company.


DIVIDEND POLICY

The Company has paid no cash dividends to date. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.


CHANGES IN SECURITIES

During the year ended December 31, 2001 the Company issued the following securities: In the third quarter of 2001, the Company provided 5,000,000 shares of its Common stock pursuant to acquire the assets of Software Ventures, Inc..


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2001 proved to be a pivotal year for iChance as the company took significant steps in its efforts to become a leading developer of software for the online gaming industry. The Company continued its development efforts on the creation of FutureBet, the company's proprietary gaming system.

Casino software and a sports wagering platform represent the core of the FutureBet system. The casino software has been created in dual formats: Flash technology to address the demands of players interested in instant play casino games, and C++ games which provide for a more enhanced gaming environment and are available via download and CD-ROM. In addition to the casino and sportsbook systems, FutureBet also offers fantasy sports wagering.

Upon completion of development, which is expected in the early second quarter of 2002, FutureBet will be licensed to parties interested in establishing and maintaining an online gaming operation. The licensing of the system will be handled exclusively be several independent licensor corporations, who will each focus on specific geographic regions. Relationships with these corporations are still being finalized as the Company prepares for the FutureBet release.

The Company's subsidiary, Software Licensing Networks, Ltd., currently provides over 200 independent website operators with accessibility to Internet casino and sportsbook systems that were developed, and licensed from, a third-party software provider. Once FutureBet development is finalized, these operators will be given the ability to equip their websites with FutureBet - thereby replacing the system currently being utilized and further allowing the Company to avoid paying royalties to a third-party software provider.

Revenues are presently generated through gaming website sales agreements with the above-mentioned operators, which provide the Company's subsidiary with an initial upfront fee and ongoing monthly fees due from each operator. However, in July of 2001 Management elected not to seek any new operators regarding further sales agreements. The decision was made based on Management's concern with the overall functionality of the third-party software that was being offered to the Company's clients. The decision was made to temporarily halt the attraction of new licensees until the Company's own software platform was complete. While the decision was made out of necessity as numerous technical and communication problems were occurring with the Company's third party software provider, it did have a significant impact on overall revenues. Once the FutureBet system is implemented, revenues will continue in the form of monthly fees from the licensor corporations. Such fees will be based on the number of websites utilizing the FutureBet system under each licensor corporation.

Serious concerns do currently exist regarding the company's present overall financial position. The company continues to devote significant resources towards the development of the FutureBet system. However, the Company is not yet in a position where it can extract any of the benefits of these costs. The Company anticipates that it will have enough available funds to meet its anticipated needs for working capital and capital expenditures for the next one to two months. Further, the Company expects that it will continue to experience negative cash flow until the FutureBet system development is fully completed and the product has been integrated with the online gaming community. Management does strongly believe that the development of the FutureBet system is essential for long-term growth and viability. Further, development efforts have shown to be quite successful as compared to other competing software systems.

Company licensees have also experienced a significant decrease in overall credit card approval rates. These decreases have, in turn, adversely affected Company revenues. This has occurred as a direct result of Visa and Mastercard's decision to code all online gaming transactions in a manner that allows the card-issuing institution to determine whether to accept or decline. Many major banks, particularly those in the United States, have elected to decline these transactions. While the licensees have installed alternative payment mechanisms, they have been unable to replace the revenues lost due to the credit card decline rates.

The Company is currently exploring several external, funding vehicles. They include lines of credit, convertible debt and an asset sale pertaining to the client base of its subsidiary. However, the Company currently does not have any such arrangements in place and cannot make any assurances that any will ultimately be completed.

Due to the current legal landscape in the United States regarding the online gaming industry and the Company's present financial position, the Company is currently exploring the ability to modify its previous asset purchase and reorganization agreement dated September 14, 2001. Management's current plans, although not yet finalized, are to revise the agreement so as to decrease the actual assets purchased as well as the amount of Company shares given to the previous seller, Software Ventures, Inc., for the purchase. As noted, plans between the companies, including the actual assets involved have yet to be completed.

RESULTS OF OPERATIONS.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

Net sales were $430,605 in fiscal 2001, a decrease of $1,533,514 compared to net sales of $1,964,119 for fiscal 2000. The Company generates substantially all of its revenue through gaming sales website sales agreements which provide the Company with an initial upfront fee and ongoing participation in revenues generated by each operator.

Gross gain was $(2,203,664) in 2001 as compared to $192,268 for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of December 31, 2001, the Company had limited cash and/or cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it may not have sufficient cash resources to fund the Company's operations through fiscal 2002 and that it may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

The Company anticipates that it will need to raise additional capital on a private placement basis through the sale of the Company's common stock, debt securities, or some combination thereof. The Company believes that if it is able to raise an additional financing, this will meet the Company's external financing requirements for a period of about twelve (12) to twenty-four (24) months after which the Company may need additional financing on such terms as may then be available. The amount of additional financing that the Company will need has not been determined. While the Company is currently exploring opportunities it may have to raise the additional capital, the Company has not received any commitment from any investor, underwriter, or broker dealer to provide any such funds. There can be no assurance that the Company will be successful in raising additional funds, or, if it is successful, that any such funds can be raised on terms that are reasonable in view of the Company's current circumstances.


RECENT ACCOUNTING PRONOUNCEMENTS

During 2000, the Emerging Issues Task Force issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF 00-14 "Accounting for Certain Sales Incentives." Both of these require implementation during the second quarter of 2001. The Company does not believe the implementation of either of these pronouncements will have a material effect on its financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 defers for one year the effective date of SFAS 133. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the new statement will have an effect on earnings or the financial position of the Company.

In July 2001 the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30,2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to iChance beginning January 1, 2002. iChance does not believe the implementation of either of these pronouncements will have a material effect on its financial statements.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of iChance International, Inc. appear on pages F-1 to F-23.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 2001 the company engaged HJ & Associates, LLC as its independent auditors. The Registrant's new certifying accountants are HJ & Associates, LLC, 50 South Main Street, # 1450, Salt Lake City, UT 84144. There were no disagreements between the Registrant and its former accountant, G. Brad Beckstead, CPA, 330 E. Warm Springs Road, Las Vegas, NV 89119 on any accounting or financial disclosure matters during fiscal 2001 and 2000.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:


  Name                        Age          Title
  ------------------        ------        ----------------------

  Brian Hurley                 32        Chairman of the Board,
                                          Chief Executive Officer
                                          President, Secretary and
                                          Chief Financial Officer

Brian Hurley is the Company's Chief Executive Officer. Mr. Hurley brings to the Company a wealth of online gaming experience. As an integral consultant to Software Licensing Networks he was instrumental in developing that company from a startup operation to its present condition. Mr. Hurley graduated from the University of California, San Diego with a degree in Political Science.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that reports required to be filed have been filed, no one failed to file on a timely basis during fiscal 2001 except Hurley Holdings Corporation and Software Ventures, Inc.


ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company named executive officers and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 2001 and 2000 and those who are no longer serving in such capacity at December 31, 2001, for services rendered during the fiscal years ended December 31, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
                                          -------------------------------------
              Annual Compensation                 Awards             Payouts
              -------------------         ---------------------      -------
                                          Restricted Securities
                                          ---------------------
Brian Hurley  2000       $125,000                  0                    0
              2001       $163,000                  0                    0


DIRECTOR COMPENSATION

The Company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise indicated, the address of the directors and officers is ICHANCE INTERNATIONAL, Inc., 3753 Howard Hughes Parkway, Suite 227, Las Vegas, NV 89109. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options and warrants held by that person that are exercisable within 60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. Unless otherwise indicated, the address of each named beneficial owner is that of the Company's principal offices located at 3753 Howard Hughes Parkway, Suite 227, Las Vegas, NV 89109.


Name and Address of                            Amount of         Percent
Beneficial Owner                                Shares           of Class
---------------------------                   ---------          --------
Hurley Holdings Corporation
3753 Howard Hughes Parkway,                    3,975,000 (1)      26.29%
Suite 227, Las Vegas, NV 89109.

Software Ventures, Inc.
3753 Howard Hughes Parkway,                    5,000,000          34.82%
Suite 227, Las Vegas, NV 89109.


All Executive Officers
and Directors as a Group
(1 person)                                     3,975,000 (1)      26.29%

---------
(1) Brian Hurley, an officer and director of the Company, together with his wife Rita, own Hurley Holdings Corporation.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Brian Hurley, and his wife Rita, own Hurley Holdings Corporation, a Nevada Corporation which owns 3,975,000 common shares of the Company.

                                    PART III


ITEM 1.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Documents filed as part of this Report:

     (1) The following Financial Statements are filed as part of this Report:

                                                                     Page
                                                                     ----
        Independent Auditors' Report, April 8, 2002                  F-2

        Consolidated Balance Sheet, December 31, 2001                F-3 - F-4

        Consolidated Statements of Operations for the
         years ended December 31, 2001 and 2000                      F-5

        Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 2001 and 2000              F-6

        Consolidated Statements of Cash Flows for the years
         ended December 31, 2001 and 2000                            F-7 - F-8

        Notes to Consolidated Financial Statements                   F-9 - F-23

      (2)  Exhibits:

           2.1 ** PLAN AND AGREEMENT OF REORGANIZATION by exchange by CARD-SMART CORP. of its voting stock for substantially all the assets of ICHANCE, INC.

           3.1 *       Articles of the Company

           3.2 *       Bylaws of the Company

           4.1 *       Specimen of Common Stock Certificate


                    * Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on April 4, 2000.

                    ** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 2001.



     (3)   Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2002                        By: /s/ Brian Hurley
       ----------------                          --------------------
                                                 Brian Hurley
                                                 Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 12, 2002                        By: /s/ Brian Hurley
       ----------------                          --------------------
                                                 Brian Hurley
                                                 Chairman of the Board
                                                 Chief Executive Officer
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001



                                 C O N T E N T S


Independent Auditors' Report.............................................. F-2

Consolidated Balance Sheet................................................ F-3

Consolidated Statements of Operations..................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)................. F-6

Consolidated Statements of Cash Flows..................................... F-7

Notes to the Consolidated Financial Statements............................ F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
iChance International, Inc. and Subsidiaries
(Formerly Card-Smart Corp.)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of iChance International, Inc. and Subsidiaries (formerly Card-Smart Corp.) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iChance International, Inc. and Subsidiaries (formerly Card-Smart Corp.) as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a significant loss from operations for the year ended December 31, 2001, has an accumulated deficit of $1,614,143 and has a working capital deficit of approximately $830,000. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 8, 2002
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                           Consolidated Balance Sheet




                                     ASSETS
                                                                   December 31,
                                                                       2001
                                                                   ------------
CURRENT ASSETS

   Cash and cash equivalents                                       $     65,084
   Accounts receivable                                                1,303,444
   Prepaid expenses                                                      34,122
                                                                   ------------

     Total Current Assets                                             1,402,650
                                                                   ------------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                              20,992
                                                                   ------------

OTHER ASSETS

   Software license (Note 1)                                             17,500
   Investment in non-marketable security, net (Note 5)                     --
   Intangible assets (Note 4)                                            10,780
                                                                   ------------

     Total Other Assets                                                  28,280
                                                                   ------------

     TOTAL ASSETS                                                  $  1,451,922
                                                                   ============
















The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable                                                $    663,222
   Client payouts payable                                             1,364,429
   Related party payables (Note 7)                                      192,793
   Accrued expenses                                                      12,258
                                                                   ------------

     Total Current Liabilities                                        2,232,702
                                                                   ------------

LONG-TERM LIABILITIES

     Notes payable (Note 6)                                              90,000
                                                                   ------------

       Total Long-Term Liabilities                                       90,000
                                                                   ------------

       Total Liabilities                                              2,322,702
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 25,000,000 shares authorized of $0.001 par
     value, 14,360,000 shares issued and outstanding                     14,360
   Additional paid-in capital                                           729,003
   Accumulated deficit                                               (1,614,143)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                              (870,780)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  1,451,922
                                                                   ============






The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                      Consolidated Statements of Operations

                                                          For the Years Ended
                                                              December 31,
                                                          2001            2000
                                                       -----------    ----------
REVENUES
   Client receipts, net of payouts                     $   430,605    $1,964,119
   Website development                                        --       1,240,400
   Other                                                   747,057       764,188
                                                       -----------    ----------

     Total Revenues                                      1,177,662     3,968,707
                                                       -----------    ----------
EXPENSES
   Bad debt                                                   --         683,037
   Consulting                                                6,757       468,818
   Depreciation and amortization                            21,521        14,775
   General and administrative                            1,002,803     1,929,261
   Salaries and wages                                      559,399       629,139
   Software development costs (Notes 1 and 8)              922,075          --
   Travel and entertainment                                432,757        95,180
                                                       -----------    ----------

     Total Expenses                                      2,945,312     3,820,210
                                                       -----------    ----------

INCOME (LOSS) FROM OPERATIONS                           (1,767,650)      148,497
                                                       -----------    ----------
OTHER INCOME (EXPENSE)
   Interest income                                          12,407        43,771
   Interest expense                                         (7,500)         --
   Loss on impairment of investment                        (50,000)         --
                                                       -----------    ----------

     Total Other Income (Expense)                          (45,093)       43,771
                                                       -----------    ----------

INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING ESTIMATE      (1,812,743)      192,268
   Change in accounting estimate (Note 9)                 (390,921)         --
                                                       -----------    ----------

NET INCOME (LOSS)                                      $(2,203,664)   $  192,268
                                                       ===========    ==========

BASIC INCOME (LOSS) PER SHARE
   Income (loss) before change in accounting estimate  $     (0.23)   $     0.04
   Change in accounting estimate                             (0.05)         --
                                                       -----------    ----------

     Total Basic Income (Loss) Per Share               $     (0.28)   $     0.04
                                                       ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            7,762,510     4,933,852
                                                       ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock           Additional
                                       ------------------------       Paid-in      Accumulated
                                         Shares         Amount         Capital        Deficit
                                       ----------    -----------     ----------    ------------

Balance, December 31, 1999              4,920,088          4,920         95,080         397,253

Recapitalization                            4,920              5        (30,005)              -

Common stock issued for cash               46,820             47        968,863               -

Commissions paid on stock offerings
   (Note 11)                                    -              -       (581,260)              -

Net income for the year ended
   December 31, 2000                            -              -              -         192,268
                                       ----------    -----------     ----------    ------------

Balance, December 31, 2000              4,971,828          4,972        452,678         589,521

Common stock issued for cash               28,172             28        630,391               -

Commissions paid on stock offerings
   (Note 11)                                    -              -       (378,251)              -

Additional capital contributed                  -              -         38,385               -

Recapitalization                        9,360,000          9,360        (14,200)              -

Net loss for the year ended
   December 31, 2001                            -              -              -      (2,203,664)
                                       ----------    -----------     ----------    ------------

Balance, December 31, 2001             14,360,000    $    14,360     $  729,003    $ (1,614,143)
                                       ==========    ===========     ==========    ============











The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                      Consolidated Statements of Cash Flows

                                                                 For the Years Ended
                                                                     December 31,
                                                                2001           2000
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $(2,203,664)   $   192,268
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                21,521         14,775
     Bad debt expense                                               --          683,037
     Change in accounting estimate                               390,921           --
     Loss on impairment of investment                             50,000           --
   Changes in assets and liabilities:
     (Increase) in accounts receivable                          (599,576)    (1,209,488)
     (Increase) decrease in interest receivable                   31,907        (31,907)
     Decrease in prepaid assets                                   95,045        120,833
     Increase in accounts payable                                754,015        899,305
     Increase in accrued expenses                                 12,258           --
     Increase (decrease) in deferred revenue                    (111,500)        14,375
                                                             -----------    -----------

       Net Cash Provided (Used) by Operating Activities       (1,559,073)       683,198
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of gaming software license                          (100,000)       (50,000)
   Purchase of fixed assets                                      (23,327        (27,663)
   Purchase of intangible assets                                 (13,050)          --
   Investment in non-marketable security                            --          (50,000)
                                                             -----------    -----------

       Net Cash (Used) by Investing Activities                  (136,377)      (127,663)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Increase) decrease in notes receivable - related party       450,000       (450,000)
   Proceeds from notes payable                                    90,000           --
   Proceeds from related party payable                           192,593            200
   Payments on related party payable                                --         (125,000)
   Common stock issued for cash                                  630,419        968,910
   Commissions paid on stock offerings                          (378,251)      (581,260)
   Additional capital contributed                                 38,385           --
   Deferred stock offering costs                                 173,623       (173,623)
   Stock subscription deposit                                   (289,229)       289,229
                                                             -----------    -----------

       Net Cash Provided (Used) by Financing Activities      $   907,540    $   (71,544)
                                                             -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                Consolidated Statements of Cash Flows (Continued)


                                                                 For the Years Ended
                                                                     December 31,
                                                                 2001           2000
                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH                              $  (787,910)   $   483,991

CASH AT BEGINNING OF PERIOD                                      852,994        369,003
                                                             -----------    -----------

CASH AT END OF PERIOD                                        $    65,084    $   852,994
                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Interest                                                  $         -    $         -
   Income taxes                                              $         -    $         -


SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING ACTIVITIES

   Assets transferred in payment of accounts payable         $    15,972    $         -

















The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The consolidated financial statements presented are those of iChance International, Inc. (iChance NV) and its wholly-owned subsidiaries, Software Licensing Networks, Ltd. (Software), iChance Technologies, Inc. (Tech), iChance, Inc. (iChance CA), and Charter Support Systems, Ltd. (Charter). Collectively, they are referred to herein as "the Company".

          iChance NV was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. iChance NV was organized to perform any lawful activity permitted by the State of Nevada. On September 17, 2001, Card-Smart Corp. changed its name to iChance International, Inc.

          On September 14, 2001, iChance NV and Software Ventures, Inc. (Ventures) completed an Agreement and Plan of Reorganization whereby iChance NV issued 5,000,000 shares of its common stock in exchange for all the assets and liabilities of Ventures. Immediately prior to the Agreement and Plan of Reorganization, iChance NV had 9,360,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Ventures with Ventures as the acquirer (reverse acquisition). Ventures was treated as the acquirer for accounting purposes because the shareholders of Ventures controlled iChance NV after the acquisition. The historical financial statements prior to September 14, 2001 are those of Ventures.

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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          iChance CA was incorporated on April 11, 2000 under the laws of the State of California. iChance CA was incorporated to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California.

          Tech  was   incorporated  on  January  31,  2001  under  the  Business
          Corporations Act of Yukon in British Columbia, Canada. Tech develops Internet gaming software.

          Charter was registered on October 9, 2001 as an Exempted Company incorporated in the Cayman Islands with Limited Liability. Charter was primarily inactive during 2001.

          b. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

          c. Cash and Cash Equivalents

          The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalent.

          d. Basic Income (Loss) Per Share

          Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.
                                                          For the Year Ended
                                                              December 31,
                                                       -------------------------
                                                          2001           2000
           Numerator:                                  ----------    -----------
             Net income (loss) before change in
              accounting estimate                     $(1,812,743)   $  192,268
             Change in accounting estimate               (390,921)          -
                                                       ----------    -----------
              Total net income (loss)                 $(2,203,664)   $  192,268
                                                      ===========    ===========
           Denominator - weighted average shares        7,762,510     4,933,852
                                                       ----------    -----------
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Basic Income (Loss) Per Share (Continued)

                                                          For the Year Ended
                                                              December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------    -----------
            Net income (loss) per share:
              Net income (loss) before change
               in accounting estimate                  $    (0.23)   $     0.04
              Change in accounting estimate                 (0.05)         0.04
                                                       ----------    ----------

                Total basic income (loss) per share    $    (0.28)   $      0.04
                                                       ==========    ===========

          e. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          f. Provision for Taxes

          The Company's principal operations are within the jurisdiction of Nevis, part of the British Virgin Islands, where there is no income tax. The Company also has operations in Canada and the United States of America.

          No provision for income taxes has been accrued for the U.S. operations because the Company has net operating losses from inception of the U.S. operations. The net operating loss carry forwards of approximately $472,000 at December 31, 2001 expire in 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f. Provision for Taxes (Continued)

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 39% as follows:

                                                          For the Year Ended
                                                              December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------    -----------
            Income tax benefit at statutory rate       $  154,000    $   30,000
            Change in valuation allowance                (154,000)      (30,000)
                                                       ----------    -----------
                                                       $        -    $        -
                                                       ==========    ===========

          Deferred tax assets (liabilities) are comprised of the following:

                                                         For the Year Ended
                                                              December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------    -----------

            Income tax benefit at statutory rate       $  184,000    $   30,000
            Change in valuation allowance                (184,000)      (30,000)
                                                       ----------    -----------

                                                       $        -    $        -
                                                       ==========    ===========

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          g. Property and Equipment

          Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives:

                 Computer equipment                        3 to 5 years
                 Furniture and fixtures                    3 to 5 years
                 Leasehold improvements                         3 years
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          h. Adoption of New Accounting Principles

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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Newly Issued Accounting Pronouncements

          SFAS  NO.'S  141 AND 142 -- In June  2001,  the  Financial  Accounting
          Standards  Board (FASB)  adopted  Statement  of  Financial  Accounting
          Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

          SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

          SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

                 iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Newly Issued Accounting Pronouncements (Continued)

          SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

          While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

          SFAS NO. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

          SFAS 144  develops  one  accounting  model (based on the model in SFAS
          121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

                 iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Newly Issued Accounting Pronouncements (Continued)

          While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

          j. Revenue Recognition

          Initial license fees of gaming software are recognized as revenue upon the completion of the license sale transactions. Before the revenues are recognized, deposits from licensees are recorded as deferred revenue. Client receipts on the Internet gaming revenues are recognized on the basis of cash received, according to FASB Statement of Financial Accounting Concepts (SFAC) No. 5, Recognition and Measurement in Financial Statements of Business Enterprises, Paragraph 84(g) because the collectibility of accounts receivable is doubtful and not assured. (See Note 9).

          Gaming and monthly licensing royalty revenues and other fees are recognized over the period services are provided.

          Gaming revenues are presented net of customer winnings.

          k. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $172,156 and $314,603 for the years ended December 31, 2001 and 2000, respectively.

          l. Software Development Costs

          The Company follows the accounting and disclosure requirements of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, as such, software development costs incurred prior to when technological feasibility has been established are expensed. Software development costs incurred after technological feasibility has been established will be capitalized. (See Note 8).

                 iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          m. Impairment of Long-Lived Assets

          The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows). During the year ended December 31, 2001, the Company recorded an impairment loss of $50,000. The Company recorded the loss because it had determined that the investment in the non-marketable equity security had become impaired due to the permanent decline in the value of the security.

          n. Principles of Consolidation

          The consolidated financial statements include those of iChance International, Inc. and its wholly owned subsidiaries, Software Licensing Networks, Ltd., iChance Technologies, Inc., iChance, Inc., and Charter Support Systems, Ltd.

          o. Concentrations of Risk - Foreign Operations

          The Company operates in Nevis that has a developing economy. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in Nevis. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in development or investment policies or shifts in the prevailing political climate in Nevis in which the Company operates could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          p. Foreign Currency Translation

          All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rates of exchange. Exchange gains or losses are included in the consolidated statements of income (loss) and retained earnings.

          q. Software License

          The Company has capitalized the cost of their Internet software license. Software license costs are as follows:

                                                                   December 31,
                                                                       2001
                                                                 --------------
                License cost                                     $       50,000
                Accumulated amortization                                (32,500)
                                                                 --------------

                Net cost                                         $       17,500
                                                                 ==============

          The software license is being amortized on the straight-line method over its estimated useful life of 5 years. Amortization expense for the years ended December 31, 2001 and 2000 was $10,000 and $10,000, respectively.


NOTE 2 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a significant loss for the year ended December 31, 2001 that has resulted in an accumulated deficit of $1,614,143 at December 31, 2001 and a working capital deficit of approximately $830,000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 2 -  GOING CONCERN (Continued)

          The Company has experienced a relatively significant amount of financial loss for the year ended December 31, 2001. The majority of such loss can be directly attributable to costs incurred by the Company for the development of its Internet gaming systems.

          In realizing the severity of the Company's present financial state, the Company plans to immediately strengthen its position. And as the Company approaches completion on the development of the initial version of its Internet gaming system, management does plan on significantly reducing costs associated with such development.

          And while the Company will begin to reap some of the benefits of the completed Internet gaming system, upon its release in the second quarter of 2002, additional steps are also being taken to secure additional funding. The Company has some available funds from a line of credit and is considering a potential asset sale. Additionally, the Company is also currently planning on modifying its September 14, 2001 asset purchase and reorganization agreement with Software Ventures, Inc. The planned modification would assist the Company in significantly reducing its overall expenses, as much of the costs pertaining to development would be returned to Software Ventures, Inc. However, there can be no assurance that the Company will be successful in its plans.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                                   December 31,
                                                                       2001
                                                                 --------------

                Computer equipment                               $       11,414
                Furniture and fixtures                                    3,123
                Leasehold improvements                                    8,790
                                                                 --------------
                                                                         23,327
                Accumulated depreciation                                 (2,335)
                                                                 --------------

                                                                 $       20,992
                                                                 ==============

          Total depreciation expense for the years ended December 31, 2001 and 2000 was $19,251 and $14,775, respectively.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 4 - INTANGIBLE ASSETS

          Intangible assets at December 31, 2001 consisted of the following:

                                                                   December 31,
                                                                       2001
                                                                 --------------

                         Trademark                               $        1,050
                         Internet domain name                            12,000
                                                                 --------------
                                                                         13,050
                         Less accumulated amortization                   (2,270)

                         Intangible Assets - Net                 $       10,780
                                                                 ==============

          Intangible assets are being amortized by the straight-line method. The trademark and Internet domain name are being amortized over 10 and 5 years, respectively. Amortization expense for the years ended December 31, 2001 and 2000 was $2,270 and $-0-, respectively.

NOTE 5 -  INVESTMENT IN NON-MARKETABLE EQUITY SECURITY

          The Company has an investment in the common stock of an unlisted company that has no public trading market. The stock represents less than 5% of that company's outstanding common stock as of December 31, 2001. This investment has been recorded at cost. During the year ended December 31, 2001, the Company recorded an impairment loss of $50,000. The Company recorded the loss because it had determined that the investment in the non-marketable equity security had become impaired due to the permanent decline in the value of the security.

NOTE 6 -  NOTES PAYABLE

          Notes payable is detailed in the following summary:

                                                                   December 31,
                                                                       2001
                                                                 --------------

            Note payable to a company; with an interest rate
              of 8% per annum; unsecured and due June 27,
              2003. Accrued interest at December 31, 2001 was
              $3,600.                                            $       90,000
                                                                 --------------

              Total Notes Payable                                        90,000

              Less Current Portion                                            -
                                                                 --------------

              Total Long-Term Notes Payable                      $       90,000
                                                                 ==============
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 6 - NOTES PAYABLE (Continued)

          Future maturities of long-term notes payable are as follows:

              2002                                               $            -
              2003                                                       90,000
              2004                                                            -
              2005                                                            -
              2006                                                            -
              2007 and thereafter                                             -
                                                                 --------------
                       Total                                     $       90,000
                                                                 ==============

NOTE 7 - RELATED PARTY PAYABLE

          Loans from officers and shareholders are non-interest bearing and have no fixed terms of repayment. The total amount owed to officers and shareholders at December 31, 2001 was $300.

          On July 1, 2001, the Company entered into a Line of Credit and Security Agreement with Double Mastery, Ltd., a Nevis corporation, that is also a shareholder of the Company for an amount not to exceed $250,000. The line of credit note bears 9% interest per annum and is unsecured. Interest is due and payable on a quarterly basis and the principal is payable on demand. At December 31, 2001, the Company had borrowed $192,493 and had accrued interest of $3,900.

NOTE 8 -  SOFTWARE DEVELOPMENT COSTS

          The Company is developing the FutureBet(TM) Gaming System to provide independent Internet gaming operators with a wide range of entertainment software. The FutureBet(TM) systems offers state-of-the-art interactive casino games, real-time sports betting, fantasy sports, pari-mutuel style games of skill, and an assortment of complementary products and features.

          According to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", all costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are considered research and development costs and shall be expensed as incurred. The technologically feasibility of a computer software product is established when the Company has completed all the planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

          At December 31, 2001, the Company had not completed the testing and other requirements to establish technological feasibility. The Company has expensed software development costs of $922,075 and $-0- for the years ended December 31, 2001 and 2000, respectively.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 9 -  CHANGE IN ACCOUNTING ESTIMATE

          Effective January 1, 2001, the collectibility of accounts receivable from Internet gaming revenues from clients was deemed to be doubtful and not assured. In accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and SFAC No. 5 Paragraph 84(g), the Company revised its revenue recognition policy on the basis of cash received. As a result of this change, the Company also reevaluated its accounts receivable and related reserve balances for its clients' Internet gaming revenues and has valued them at $-0-as of December 31, 2001. The effect of these changes was to increase the net loss for 2001 by $390,921, equal to $(0.05) per weighted average common share outstanding for 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          Software License and Development
          --------------------------------
          In February 2000, the Company entered into a 41-month Internet casino software license agreement. The monthly fee is based on a percentage (10% - 25%) of the net monthly revenue or a minimum of $25,000. The agreement is automatically and indefinitely renewed with additional one-year terms unless written notice of termination is given.

          On January 10, 2001, the Company entered into a one-year Master Software Development Agreement for the purpose of designing and developing an Internet gambling software program, sports book system, compatible e-commerce system, affiliate program and related products. The total agreed-upon cost of the software is $2,000,000. The Company has paid a total of $922,075 on the contract through December 31, 2001.

          Office Space
          ------------
          On January 1, 2001, the Company entered into a 24-month lease for office space in St. Maarten. Two months rental was given as a security deposit. The monthly lease payment is $5,000.

          In March 2001, the Company entered into a 24-month sublease agreement for 2,000 sq. ft. of office space in Vancouver, British Columbia. The monthly lease payments are approximately $1,500 and began in October 2001. A deposit of approximately $3,200 has been paid and will be applied towards payment for the first and last months of the sublease.

          In July 2001, the Company entered into a 12-month full office program agreement in Las Vegas, NV for use of office space and equipment. The monthly fee ranges from $1,370 to $1,700.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

          Consulting
          ----------
          On February 3, 2001, the Company entered into a twelve-month consulting agreement for the development and implementation of the advertising and marketing campaigns for the Company's Internet gaming software. The consulting fee is $18,000 per month.

          In December 2001, the Company entered into a consulting agreement for services in the areas of investment banking, finance, acquisitions, public vehicles, technical and securities consulting, and general business analysis. Fees for these services are deemed earned when paid and begin accruing in January 2002 at a rate of $25,000 per month for the initial three months and thereafter at a rate of $10,000 per month. The charges continue to accrue until either the Company funds are available to pay such fees and charges or the Company's common shares receive authorization to trade publicly, whichever occurs first.

          Litigation
          ----------
          On or about May 4, 2001, Starnet Communications Canada, Inc., Starnet Systems International, Inc., and Inphinity Interactive, Inc. (collectively, "Starnet") filed various actions in the Supreme Court of British Columbia against various parties including the Company. Starnet alleges that the Company, in concert with other parties, wrongfully procured and induced various employees to breach their employment contracts with Starnet. Starnet also alleges that the Company is vicariously liable for the breach of contract committed by various former employees of Starnet. And Starnet alleges that the Company, along with other parties, committed a copyright infringement of Starnet's gaming software.

          On May 28, 2001, an appearance was filed, on behalf of the Company, to the various actions alleged by Starnet. On June 11, 2001, a statement of defense was filed on behalf of the Company. Some documents have also been exchanged between counsel, however, there have not been any discoveries and no trial date has been set. The Company intends to vigorously defend the claims. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

NOTE 11 - STOCK OFFERING COSTS

          During the years ended December 31, 2001 and 2000, the Company issued 28,172 and 46,820 shares of common stock for total proceeds of $630,419 and $968,910, respectively. The Company entered into an agreement to pay stock offering costs of sixty percent (60%) of the funds raised. Accordingly, stock offering costs of $378,251 and $581,260 were recorded for the years ended December 31, 2001 and 2000, respectively.