Form 10QSB
period 2002-03-31
ICHANCE INTERNATIONAL INC
filed 2002-05-20
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

          For the Quarterly period ended March 31, 2002


     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to

                       Commission File No. 000-30213

                         ICHANCE INTERNATIONAL INC.
       -----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Nevada,  U.S.A.                            52-2043569
    ---------------------------------             -------------------
     State or other Jurisdiction                     (IRS Employer
    of Incorporation or Organization)             Identification No.)


           3753 Howard Hughes Parkway, Suite 227, Las Vegas, NV 89109
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 892-3915
                           ---------------------------
                           (Issuer's Telephone Number)


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

                                                Yes [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 14,360,000 shares as of March 31, 2002.

Traditional Small Business Disclosure Format (check one)

                                                Yes [  ] No [X]

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................  8-9
          Notes to Financial Statements........................ 10-24

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  25


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  28

Item 2.   Changes in Securities and Use of Proceeds............  28

Item 3.   Defaults upon Senior Securities......................  28

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  28

Item 5.   Other Information....................................  29

Item 6.   Exhibits and Reports on Form 8-K.....................  30

Signatures.....................................................  31

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                          Consolidated Balance Sheet
                                  (unaudited)


                                     ASSETS

                                             March 31,    December 31,
                                               2002          2001
                                             -----------  ------------
CURRENT ASSETS

   Cash and cash equivalents                $    24,847  $    65,084
   Accounts receivable                          894,192    1,303,444
   Prepaid expenses                                 115       34,122
                                            -----------  -----------

     Total Current Assets                       919,154    1,402,650
                                             ----------  -----------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)      22,958       20,992
                                            -----------  -----------

OTHER ASSETS

   Software license (Note 1)                     34,124       17,500
   Investment in non-marketable
   security, net (Note 5)                                         --
   Intangible assets (Note 4)                                 10,780
                                                         -----------

   InterCompany Transfers to:
     iChance Internation Transfer               342,000            -
     Software Licensing Transfer                144,774            -
     iChance Technologies Transfer              339,223            -
     Charter Support Systems Transfer             1,449            -
                                            -----------  -----------


     Total Other Assets                         861,570       28,280
                                            -----------  -----------

     TOTAL ASSETS                           $ 1,803,682  $ 1,451,922
                                            ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                     Consolidated Balance Sheet (Continued)
                                 (unaudited)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              March 31,    December 31,
                                                2002          2001
                                             -----------  ------------
CURRENT LIABILITIES

   Accounts payable                         $    20,097  $    663,222
   Client payouts payable                       367,875     1,364,429
   Related party payables (Note 7)              458,339       192,793
   Royalties Payable                            847,959             -
   Accrued expenses                              15,985        12,258
   Short term - Loans Payable                   355,494             -
                                            -----------   -----------
     Total Current Liabilities                2,065,749     2,232,702
                                            -----------   -----------
LONG-TERM LIABILITIES

     Notes payable (Note 6)                           -        90,000
                                            -----------   -----------

   InterCompany Transfers to:
     iChance Corp                               486,774            -
     Global Interactive                         339,216            -
     Technologies                                     7            -
     Charter Support Systems                      1,449            -
                                            -----------  -----------
       Total Long-Term Liabilities              827,446       90,000
                                            -----------  -----------

       Total Liabilities                      2,893,195    2,322,702
                                            -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 25,000,000 shares
     authorized of $0.001 par
     value, 14,360,000 shares issued
     and outstanding                             14,360         14,360
   Additional paid-in capital                   729,003        729,003
   Accumulated deficit                       (1,832,876)    (1,614,143)
                                            ------------   -----------

     Total Stockholders' Equity (Deficit)    (1,089,513)     (870,780)
                                            ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                         $ 1,803,682   $  1,451,922
                                            ===========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                      Consolidated Statements of Operations
                                  (unaudited)


                                             For three months ended
                                                    March 31,
                                             2002            2001
                                           -----------    ----------
REVENUES
   Client receipts, net of payouts         $   434,846    $        -
   Cost of Goods Sold                          149,178             -
                                           -----------    ----------
   Net Revenues                                285,668             -
                                           -----------    ----------
EXPENSES
   Accounting and Audit Fees                    29,772             -
   Consulting                                    6,602             -
   Depreciation and Amortization                29,501             -
   General and administrative                   57,576            30
   Salaries and wages                           89,897             -
   Software development costs                  283,528             -
                                          ------------   -----------
     Total Expenses                            496,876            30
                                          ------------   -----------

INCOME (LOSS) FROM OPERATIONS                 (211,208)          (30)
                                          ------------   ------------
OTHER INCOME (EXPENSE)
   Interest expense                             (7,521)            -
                                          ------------   -----------

     Total Other Income (Expense)               (7,521)            -
                                          ------------   -----------

NET INCOME (LOSS)                         $   (218,729)  $       (30)
                                          =============  ============

BASIC INCOME (LOSS) PER SHARE

  Total Basic Income
       (Loss) Per Share                   $      (0.02)  $     (0.00)
                                          =============  ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         14,360,000       9,360,000
                                          ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                      Consolidated Statements of Cash Flows
                                 (unaudited)

                                                 For three months ended
                                                      March 31,
                                                 2002           2001
                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           $  (218,729)   $       (30)
Adjustments to reconcile net
income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                  29,501              -
Changes in assets and liabilities:
  (Decrease) in accounts receivable            (872,743)             -
  (Decrease) in accounts payable               (643,125)             -
  (Decrease) in clients payout payable         (996,555)             -
  Increase in related parties payable           265,546              -
  Increase in Royalties payable                 847,959              -
  (Decrease) in accrued expenses               ( 12,499)             -
  Increase in short term loan payable           355,494              -
                                            -----------    -----------
Net Cash Provided (Used) by
    Operating Activities                     (1,245,151)           (30)
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Gaming software license                          16,624              -
Intercompany transfer of assets                 833,290              -
                                            -----------    -----------

Net Cash (Used) by Investing Activities         849,914              -
                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in notes
    receivable                                  265,000              -
Proceeds from notes payable                      90,000              -
                                            -----------    -----------

Net Cash Provided (Used) by
    Financing Activities                    $   355,000     $        -
                                            --------------- ----------

The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                Consolidated Statements of Cash Flows (Continued)
                                  (unaudited)

                                                  For the Years Ended
                                                       March 31,
                                                   2002           2001
                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH               $   (40,237)   $       (30)

CASH AT BEGINNING OF PERIOD                        65,084             87
                                              -----------    -----------

CASH AT END OF PERIOD                         $    24,847    $        57
                                              ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Interest                                   $         -    $         -
                                              ===========    ===========
   Income taxes                               $         -    $         -
                                              ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001


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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

          d. Basic Income (Loss) Per Share

          Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.
                                                        For three months ended
                                                                March 31,
                                                       -------------------------
                                                          2002           2001
           Numerator:                                  ----------    -----------
              Total net income (loss)                 $  (218,729)   $      (30)
                                                      ============   ===========
           Denominator - weighted average shares       14,360,000     9,360,000
                                                      -----------    -----------
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Basic Income (Loss) Per Share (Continued)

                                                         For three months ended
                                                               March 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------    -----------
            Net income (loss) per share:                   (0.02)        (0.00)
                                                       ----------    ----------

                Total basic income (loss) per share    $   (0.02)   $    (0.00)
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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

          g. Property and Equipment

          Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives:

                 Computer equipment                        3 to 5 years
                 Furniture and fixtures                    3 to 5 years
                 Leasehold improvements                         3 years
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

                 iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

                 iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001


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

                 iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

          q. Software License

          The Company has capitalized the cost of their Internet software license. Software license costs are as follows:

                                                                     March 31,
                                                                       2001
                                                                 --------------
                License cost                                     $       63,625
                Accumulated amortization                                (29,501)
                                                                 --------------

                Net cost                                         $       34,124
                                                                 ==============

          The software license is being amortized on the straight-line method over its estimated useful life of 5 years. Amortization expense for the years ended December 31, 2001 and 2000 was $10,000 and $10,000, respectively.


NOTE 2 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a significant loss for the year ended December 31, 2002 that has resulted in an accumulated deficit of $1,614,143 at December 31, 2001 and a working capital deficit of approximately $830,000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

NOTE 2 -  GOING CONCERN (Continued)

          The Company has experienced a relatively significant amount of financial loss for the Quarter ended March 31, 2002. The majority of such loss can be directly attributable to costs incurred by the Company for the development of its Internet gaming systems.

          In realizing the severity of the Company's present financial state, the Company plans to immediately strengthen its position. And as the Company approaches completion on the development of the initial version of its Internet gaming system, management does plan on significantly reducing costs associated with such development.

          And while the Company will begin to reap some of the benefits of the completed Internet gaming system, upon its release in the third quarter of 2002, additional steps are also being taken to secure additional funding. The Company has some available funds from a line of credit and is considering a potential asset sale. Additionally, the Company is also currently planning on modifying its September 14, 2001 asset purchase and reorganization agreement with Software Ventures, Inc. The planned modification would assist the Company in significantly reducing its overall expenses, as much of the costs pertaining to development would be returned to Software Ventures, Inc. However, there can be no assurance that the Company will be successful in its plans.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                                    March 31,
                                                                       2002
                                                                 --------------

                Computer equipment                               $       13,576
                Furniture and fixtures                                    3,123
                Leasehold improvements                                    8,790
                                                                 --------------
                                                                         25,489
                Accumulated depreciation                                 (2,531)
                                                                 --------------

                                                                 $       22,958
                                                                 ==============
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                           March 31, 2002 and December 31, 2001

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
                                                                 ==============
                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

                  iCHANCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Formerly Card-Smart Corp.)
                 Notes to the Consolidated Financial Statements
                       March 31, 2002 and December 31, 2001

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

(b) Results of Operations
-------------------------

Revenues for the three months ended March 31, 2002 were $434,846. The cost of goods sold were $149,178 which resulted in a net revenues of $285,668. Cost of goods sold represented approximately 34% of gross revenues. The same Quarter, last year, the company was inactive, and did not produce any revenues nor incur any significant expenses.

Expenses for the Quarter ended March 31, 2001 were $496,876. The bulk of these expenses represented continued software development costs of $283,528; salaries and wages represented $89,897; selling, general and administrative expenses were $57,576. For the Quarter ended, March 31, 2002, the company loss $(218,729).


Market Information

The common stock of the Company is not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

The Company is not aware of other litigation matters.


ITEM 2.   CHANGES IN SECURITIES

The Registrant entered into a Modification Agreement as of March 31, 2002, to modify the Plan and Agreement of Reorganization with iChance, Inc. of September 14, 2001 where the Registrant provided iChance, Inc. with 5,000,000 shares of its restricted common stock for its assets. The Modification Agreement provides iChance, Inc. with 2,000,000 shares of its restricted stock rather than 5,000,000 shares of its restricted stock for limited assets. George Polyhronopoulos now owns slightly more than 50% of the stock of Registrant.

The Registrant has acquired the following assets: (1) one (1) copy of the FutureBet casino gaming software (version 1.0) without right, title or interest in the underlying source code for license, use and general commercial exploitation on an exclusive basis, subject to the restrictions set forth herein, solely to operators and licensors within the fifty (50) United States. Rights to exclusivity shall be offered for a period of three
(3) years and provided Buyer enters into software licensing agreements with at least one (1) United States land-based gaming establishment during each year throughout the three (3) year period; (2) all right, title and interest in and to the "iChance" name and logo; and (3) two hundred fifty thousand (250,000) restricted shares of the common stock of Software Ventures. The Registrant has reacquired 5,000,000 shares of its restricted common stock.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

On March 31, 2002, Brian Hurley, Director of the Company, appointed George Polyhronopoulos to replace him as Director and the sole Officer of the Registrant. On the same date, Brian Hurley resigned as a Director and Officer
of the Registrant.   There were no disagreements between Brian Hurley and the
Registrant.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS.

The following documents are included or incorporated by reference as Exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed May 1, 1998(1)

  3.2    By-Laws of the Company adopted May 1, 1998(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate (1)

(13) Annual or Quarterly Reports - Form 10-Q, incorporated herein by reference.

----------------------------------

(1) Previously filed as an exhibit to the Company's registration statement on Form 10-SB12G (the "Registration Statement"), which was filed on April 4, 2000, and incorporated herein by reference.

(b) Reports on Form 8-K.


iChance filed a Current Report dated March 1, 2001, on Form 8-K containing information pursuant to Item 4 ("Changes in Registrant's Certifying Accountant").

iChance filed a Current Report dated September 14, 2002, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant") entitled, "Change of officers;" Item 2 ("Acquisition or Disposition of Assets"); entitled "Acquisition of assets of iChance;" Item 4 ("Changes in Registrant's Certifying Accountant"), Item 5 ("Other Events"); Item 6 ("Resignations of Registrant's Directors"); Item 7 ("Exhibits") entitled, "Plan and Agreement of Reorganization by exchange by CARD-SMART CORP. of its voting stock for substantially all the assets of ICHANCE, INC., dated September 14, 2001."
This Current Report was amended on November 23, 2001 on Form 8-K containing information pursuant to Item 7 ("Exhibits") entitled "Audited Financial Statements."

iChance filed a Current Report dated March 31, 2002, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant") entitled, "Change of officers;" Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"), entitled "Newly appointed director to fill vacancy"; and
Item 7 ("Exhibit"") entitled, "Modification Agreement."

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   iCHANCE INTERNATIONAL, INC.
                                   ---------------------------
                                          Registrant


Date:  May 20, 2002                By:  /s/ George Polyhronopoulos
                                   -------------------------------
                                   George Polyhronopoulos
                                   Chief Financial Officer