Form 10QSB/A
period 2002-03-31
ICHANCE INTERNATIONAL INC
filed 2002-05-30
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 11,360,000 shares as of March 31, 2002.

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements:

          Independent Auditors' Review Report                             2

          Balance Sheets as of March 31, 2002  (unaudited) and
          December 31, 2001                                              3-4

          Statements of Operations for the three months ended
          March 31, 2002 and 2001 and from inception of the development
          stage on March 31, 2002 through March 31, 2002 (unaudited)      5

          Statements of Stockholders' Equity (Deficit)                    6

          Statements of Cash Flows for the three months ended
          March 31, 2002 and 2001 and from inception of the development
          stage on March 31, 2002 through March 31, 2002 (unaudited)     7-8

          Notes to the Financial Statements                              9-11

Item 2.  Managements Discussion and Analysis or Plan of Operation         12


Part II.  Other Information
--------
Item 1.   Legal Proceedings                                               13

Item 2.   Changes in Securities                                           13

Item 3.   Defaults upon Senior Securities                                 13

Item 4.   Submission of Matters to a Vote of Security holders             13

Item 5.   Other Information                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

          SIGNATURES                                                      14

Part I.   Financial Information
Item 1.   Financial Statements

                       INDEPENDENT AUDITORS' REVIEW REPORT

To the Board of Directors
iChance International, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of IChance International, Inc. (a development stage company) as of March 31, 2002, the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2002 and 2001 and from inception of the development stage on March 31, 2002 through March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements and Note 2 to the financial statements for the years ended December 31, 2001 and 2000 (not presented herein), the Company has suffered losses that have resulted in an accumulated deficit of $1,858,512 at March 31, 2002. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 2 to the respective financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of IChance International, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 (not presented herein); and in our report dated April 8, 2002, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


HJ & Associates, LLC
Salt Lake City, Utah
May 24, 2002


                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                          March 31,     December 31,
                                                            2002            2001
                                                       --------------  -------------
                                                        (Unaudited)
CURRENT ASSETS

   Cash                                                $            -  $      65,084
   Accounts receivable                                              -      1,303,444
   Prepaid expenses                                                 -         34,122
                                                       --------------  -------------

     Total Current Assets                                           -      1,402,650
                                                       --------------  -------------

PROPERTY AND EQUIPMENT, NET                                         -         20,992
                                                       --------------  -------------

OTHER ASSETS

   Software license                                                 -         17,500
   Investment in non-marketable security, net                     250              -
   Intangible assets                                            1,750         10,780
                                                       --------------  -------------

     Total Other Assets                                         2,000         28,280
                                                       --------------  -------------

     TOTAL ASSETS                                      $        2,000  $   1,451,922
                                                       ==============  =============



See accompanying notes and accountants' review report.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          March 31,     December 31,
                                                            2002            2001
                                                       --------------  -------------
                                                        (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                    $            -  $     663,222
   Client payouts payable                                           -      1,364,429
   Related party payables                                           -        192,793
   Accrued expenses                                                 -         12,258
                                                       --------------  -------------

     Total Current Liabilities                                      -      2,232,702
                                                       --------------  -------------

LONG-TERM LIABILITIES

   Notes payable                                                    -         90,000
                                                       --------------  -------------

     Total Long-Term Liabilities                                    -         90,000
                                                       --------------  -------------

     Total Liabilities                                              -      2,322,702
                                                       --------------  -------------

STOCKHOLDERS= EQUITY (DEFICIT)

   Common stock: 25,000,000 shares authorized of
    $0.001 par value, 11,360,000 and 14,360,000
    shares issued and outstanding, respectively                11,360         14,360
   Additional paid-in capital                               1,849,152        729,003
   Deficit accumulated prior to the development stage      (1,858,512)    (1,614,143)
   Deficit accumulated during the development stage                 -              -
                                                       --------------  -------------

     Total Stockholders= Equity (Deficit)                       2,000       (870,780)
                                                       --------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                 $        2,000  $   1,451,922
                                                       ==============  =============

See accompanying notes and accountants' review report.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                          From
                                                                      Inception of
                                                                      Development
                                                  For the               Stage on
                                            Three Months Ended          March 31,
                                                 March 31,            2002 Through
                                        -----------------------------   March 31,
                                            2002            2001           2002
                                       --------------  --------------  --------------
REVENUES                               $            -  $            -  $            -

EXPENSES                                            -               -               -
                                       --------------  --------------  --------------

LOSS FROM CONTINUING OPERATIONS                     -               -               -
                                       --------------  --------------  --------------

LOSS FROM DISCONTINUED
 OPERATIONS (Note 3)                         (244,369)       (342,835)              -
                                       --------------  --------------  --------------

NET LOSS                               $     (244,369) $     (342,835) $            -
                                       ==============  ==============  ==============

BASIC LOSS PER COMMON SHARE

   Loss from continuing operations     $        (0.00) $        (0.00)
   Loss from discontinued operations            (0.02)          (0.04)
                                       --------------  --------------

     Basic loss per share              $        (0.02) $        (0.04)
                                       ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        14,360,000       9,360,000
                                       ==============  ==============



See accompanying notes and accountants' review report.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                      Deficit         Deficit
                                                                                    Accumulated     Accumulated
                                            Common Stock            Additional     prior to the     during the
                                      -------------------------       Paid-in       Development      Development
                                      Shares           Amount         Capital          Stage            Stage
                                    -----------     -----------    -----------     ------------    -------------
Balance, December 31, 2000            4,971,828     $     4,972    $   452,678     $    589,521    $           -

Common stock issued for cash             28,172              28        630,391                -                -

Commissions paid on stock
 offerings                                    -               -       (378,251)               -                -

Additional capital contributed                -               -         38,385                -                -

Recapitalization                      9,360,000           9,360        (14,200)               -                -

Net loss for the year ended
 December 31, 2001                            -               -              -       (2,203,664)               -
                                    -----------     -----------    -----------     ------------    -------------

Balance, December 31, 2001           14,360,000          14,360        729,003       (1,614,143)               -

Common stock cancelled
 per modification agreement
 with Software Ventures
 (See Note 3) (unaudited)            (5,000,000)         (5,000)     1,120,149                -                -

Common stock issued for
 intangible asset and investment
 in non-marketable security
 (unaudited)                          2,000,000           2,000              -                -                -

Net loss for the three months
 ended March 31, 2002 (unaudited)             -               -              -         (244,369)               -
                                    -----------     -----------    -----------     ------------    -------------

Balance, March 31, 2002 (unaudited)  11,360,000     $    11,360    $ 1,849,152     $ (1,858,512)   $           -
                                    ===========     ===========    ===========     ============    =============


See accompanying notes and accountants' review report.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 From
                                                                              Inception of
                                                                              Development
                                                           For the              Stage on
                                                     Three Months Ended         March 31,
                                                          March 31,          2002 Through
                                                 --------------------------     March 31,
                                                      2002          2001          2002
                                                 ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $   (244,369) $   (342,835) $          -
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization                      4,581         4,805             -
   Changes in assets and liabilities:
     Decrease in accounts receivable                  419,251        80,510             -
     (Increase) in interest receivable                      -        (6,333)            -
     (Increase) decrease in other assets               25,674      (104,500)            -
     (Decrease) in accounts payable
      and accrued expenses                           (314,953)     (421,562)            -
     (Decrease) in deferred revenue                         -      (111,500)            -
                                                 ------------  ------------  ------------

       Net Cash (Used) by Operating Activities       (109,816)     (901,415)            -
                                                 ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash given up in modification agreement            (24,847)            -             -
   Purchase of fixed assets                            (3,421)            -             -
   Purchase of intangible assets                            -       (12,000)            -
                                                 ------------  ------------  ------------

       Net Cash (Used) by Investing Activities        (28,268)      (12,000)            -
                                                 ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes receivable - related party             -       300,000             -
   Proceeds from related party payable                 73,000             -             -
   Payments on related party payable                        -           100             -
   Deferred stock offering costs                            -       173,623             -
   Stock subscription deposit                               -      (141,693)           -
                                                 ------------  ------------  ------------

     Net Cash Provided by Financing Activities   $     73,000  $    332,030  $          -
                                                 ------------  ------------  ------------
NET DECREASE IN CASH                             $    (65,084) $   (581,385) $          -

CASH AT BEGINNING OF PERIOD                            65,084       852,994             -
                                                 ------------  ------------  ------------
CASH AT END OF PERIOD                            $          -  $    271,609  $          -
                                                 ============  ============  ============

See accompanying notes and accountants' review report.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                 From
                                                                              Inception of
                                                                              Development
                                                           For the              Stage on
                                                     Three Months Ended         March 31,
                                                          March 31,          2002 Through
                                                 --------------------------     March 31,
                                                      2002          2001          2002
                                                 ------------  ------------  ------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

   Interest                                      $          -  $          -  $          -
   Income taxes                                  $          -  $          -  $          -

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND FINANCING
 ACTIVITIES

   Common stock issued for intangible asset
    and investment in non-marketable security    $      2,000  $          -   $         -





















See accompanying notes and accountants' review report.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses that have resulted in an accumulated deficit of $1,858,512 at March 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not
              include  any  adjustments   relating  to  the  recoverability  and
              classifications of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is management's plans to offer technology licensing and managed services to the smaller land-based casinos in the State of Nevada. The websites will initially be on a not-for-wager basis and will form the nucleus of the interactive gaming sites once gaming issues have been worked out between the United States government and the State of Nevada. The activities of the Company shall be funded by the majority shareholder until such time as the Company completes a Private Placement Memorandum to accredited investors. However, there can be no assurance that the Company will be successful in its plans.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 3 -      MODIFICATION AGREEMENT

              Effective March 31, 2002, the Company entered into a Modification Agreement ("Agreement") with Software Ventures, Inc. (Ventures) to modify and amend certain terms set forth in the Plan and Agreement of Reorganization ("Reorganization") between them on September 14, 2001. The Agreement amends the Reorganization to change it to an Asset Purchase Agreement and substantially all assets and liabilities of the Company and its subsidiaries will be returned to Ventures and Ventures has returned the 5,000,000 shares of the Company's common stock that has been subsequently cancelled. The Agreement provides Ventures with 2,000,000 shares of the Company's common stock and the Company has received one copy of Venture's FutureBet casino gaming software and 250,000 shares of Venture's common stock. The Company's copy of the casino gaming software is without right, title, or interest in underlying source code and is solely for operators and licensors within the 50 United States for a period of three years.

              Also effective March 31, 2002, the Company's President, who was also the Director, Secretary, and Treasurer, resigned his positions with the Company. The Company has appointed a new president, who will also act as Director, Secretary, and Treasurer. The newly appointed president is the same individual that was the majority shareholder and officer of the Company prior to the Reorganization on September 14, 2001. The Company has accounted for the operations returned to Ventures as discontinued. At March 31, 2002, the Company and its subsidiaries had net liabilities in excess of assets of $1,115,150. The previously issued 5,000,000 shares of common stock that were cancelled as part of the Agreement have been valued based on the net liabilities in excess of assets of $1,115,150. The following is a summary of loss from discontinued operations resulting from the Agreement between Ventures and the Company for the three months ended March 31, 2002 and 2001. The financial statements have been retroactively restated to reflect this event. As a result of the discontinued operations, the Company is considered a development stage company as defined by SFAS No. 7.

                           iCHANCE INTERNATIONAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 3 -      MODIFICATION AGREEMENT (Continued)

                                                       For the
                                                 Three Months Ended
                                                      March 31,
                                        ------------------------------------
                                              2002              2001
                                        -----------------  -----------------
                                           (Unaudited)      (Unaudited)

   REVENUES

     Clients receipts, net of payouts   $         275,668  $         620,672
                                        -----------------  -----------------

       Total Revenues                             275,668            620,672
                                        -----------------  -----------------

   EXPENSES

     Consulting                                     6,602                  -
     Depreciation and amortization                  4,581              4,805
     General and administrative                   132,638            315,002
     Salaries and wages                            82,984            155,285
     Software development costs                   283,000            334,975
     Travel and entertainment                      10,232            159,777
                                        -----------------  -----------------

       Total Expenses                             520,037            969,844
                                        -----------------  -----------------

   LOSS FROM OPERATIONS                          (244,369)          (349,172)
                                        -----------------  -----------------

   OTHER INCOME (EXPENSE)

     Interest income                                    -              6,337
     Interest expense                                   -                  -
                                        -----------------  -----------------

       Total Other Income (Expense)                     -              6,337
                                        -----------------  -----------------

   INCOME TAX EXPENSE                                   -                  -
                                        -----------------  -----------------

   LOSS FROM DISCONTINUED
    OPERATIONS                          $        (244,369) $        (342,835)
                                        =================  =================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Effective March 31, 2002, the Company re-directed much of its operational efforts. In September of 2001, the company had entered into an asset purchase agreement with Software Ventures, Inc. Since that time, management has concluded that a revision of that agreement is in order. As the online gaming industry continues to evolve, it has become somewhat clear that there will be two primary types of gaming operators emerging over the next several years. The first is that of the land based gaming entity looking to further establish their brand on the Internet. To ensure compliance with their land-based gaming license, these operators have been quite deliberate in their efforts to commence online and, simultaneously, remain within the limits of their land-based license. The second group of operators is that that represents the vast majority of those currently online. These operators, for the most part, have no ties to land based entities and operate under less confining regulations. While it is these operators that are currently the most profitable, in the long term the institutions within the initial group will likely climb to greater profit margins through the leveraging of their land-based brand.

While the company is not actually within the online gaming industry, it has up until March 31, 2002, developed software for operators within the industry. Management has decided that it would be best for the company to focus its efforts on establishing software licensing relationships with land-based gaming operators within the United States.

The modifications of the asset purchase agreement removes much of the financial burden surrounding the development of the gaming systems. Further, the modification returns the ownership of the company's subsidiaries to their previous owner, Software Ventures, Inc.

Moving forward, the company is now able to focus on licensing software without having to actually develop it . As noted in the company's 2001 year end Management Discussion and Analysis, the Company had been experiencing significant losses and was in need of an injection of external capital or alternate funding. As the financial constraints had been threatening the Company's ability to continue as a viable entity, the modification of the asset purchase agreement essentially removes the vast majority of the ongoing expenses, as well as debt, within the Company, thereby ensuring continued operations.

Future plans call for the Company to begin intensive efforts to establish a basis within the network of U.S. land-based gaming corporations that are seeking to create an online presence. As the need for strict regulations is commonplace within the gaming industry, the Company is intent on working to ensure that the corporations which license its gaming system are able to operate that system in compliance with all applicable regulations surrounding the land -based as well as well as the on-line, gaming industry.


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

     To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.


ITEM 2.   CHANGES IN SECURITIES

     The Modification Agreement with iChance, Inc. reduced the shares of the Company held by Software Ventures, Inc. from 5,000,000 common shares to 2,000,000 common shares.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

     This filing is an Amendment to the Form 10-QSB filed May 20, 2002 which was not reviewed as required by Rule 10-01(d) of Regulation S-X by our independent public accountants, or outside counsel.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     2.2 Modification Agreement, effective as of March 31, 2002 (incorporated herein by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K dated March 31, 2002)

     (b) Reports on Form 8-K.

     On May 10, 2002 the Registrant filed an information statement regarding the resignation of its officers and director and the appointment of Georgios Polyhhronopoulos as Director and sole officer. Further on March 31, 2002, the Registrant reported a change in control of the Registrant and a Modification Agreement with iChance, Inc. regarding the acquisition of certain assets.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ICHANCE INTERNATIONAL, INC.

Amendment No. 1
Date: May 29, 2002       By:   /s/ Georgios Polyhronopoulos
                                   ----------------------------
                                   Georgios Polyhronopoulos
                                   Chief Executive Officer