Form 10QSB
period 2002-06-30
ICHANCE INTERNATIONAL INC
filed 2002-08-14
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-30213
--------------------------------------------------------------------------

                           ICHANCE INTERNATIONAL INC.
        -----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Nevada                              52-2043569
  -------------------------------   ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


         14354 N. Frank Lloyd Wright Blvd., Suite 4, Scottsdale AZ  85260
         ----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (602) 321-0032
                           ---------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 25,000,000 shares authorized, 11,360,000 issued and outstanding as of June 30, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheets (unaudited)...........................   4-5
          Statements of Operations (unaudited).................    6
          Statements of Stockholders' Equity (unaudited).......    7
          Statements of Cash Flows (unaudited).................   8-9
          Notes to Financial Statements........................  10-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                                Balance Sheets


BALANCE SHEETS

                                    ASSETS
                                    ------
                                                      June 30,   December 31,
                                                        2002         2001
                                                    ------------ ------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash                                              $          - $     65,084
  Accounts receivable                                          -    1,303,444
  Prepaid expenses                                             -       34,122
                                                    ------------ ------------
   Total Current Assets                                        -    1,402,650
                                                    ------------ ------------
PROPERTY AND EQUIPMENT, NET                                    -       20,992
                                                    ------------ ------------
OTHER ASSETS

  Software license                                             -       17,500
  Investment in non-marketable security, net                 250            -
  Intangible assets                                        1,750       10,780
                                                    ------------ ------------
   Total Other Assets                                      2,000       28,280
                                                    ------------ ------------
   TOTAL ASSETS                                     $      2,000 $  1,451,922
                                                    ============ ============


  The accompanying notes are an integral part of these financial statements.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                          Balance Sheets (Continued)


BALANCE SHEETS (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      June 30,   December 31,
                                                        2002         2001
                                                    ------------ ------------
                                                     (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                  $          - $    663,222
  Client payouts payable                                       -    1,364,429
  Related party payables                                       -      192,793
  Accrued expenses                                             -       12,258
                                                    ------------ ------------
   Total Current Liabilities                                   -    2,232,702
                                                    ------------ ------------
LONG-TERM LIABILITIES

  Notes payable                                                -       90,000
                                                    ------------ ------------
   Total Long-Term Liabilities                                 -       90,000
                                                    ------------ ------------
   Total Liabilities                                           -    2,322,702
                                                    ------------ ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 25,000,000 shares authorized of
   $0.001 par value, 11,360,000 and 14,360,000
   shares issued and outstanding, respectively            11,360       14,360
  Additional paid-in capital                           1,849,152      729,003
  Deficit accumulated prior to the development stage  (1,858,512)  (1,614,143)
  Deficit accumulated during the development stage             -            -
                                                    ------------ ------------
   Total Stockholders' Equity (Deficit)                    2,000     (870,780)
                                                    ------------ ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                $      2,000 $  1,451,922
                                                    ============ ============


  The accompanying notes are an integral part of these financial statements.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)


Statements of Operations
                                                                          From
                                                                  Inception of
                                                                   Development
                                                                      Stage on
                                 For the              For the         March 31,
                             Six Month Ended  Three Months Ended  2002 Through
                                June 30,             June 30,         June 30,
                          -------------------- -------------------- ----------
                            2002       2001       2002      2001        2002
                          --------- ---------- ---------- --------- ----------
REVENUES                  $       - $        - $        - $       - $        -

EXPENSES                          -          -          -         -          -
                          --------- ---------- ---------- --------- ----------

LOSS FROM CONTINUING
 OPERATIONS                       -          -          -         -          -
                          --------- ---------- ---------- --------- ----------

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS
 (Note 3)                  (244,369)   121,842          -   464,677          -
                          --------- ---------- ---------- --------- ----------

NET INCOME (LOSS)         $(244,369)$  121,842 $        - $ 464,677 $        -
                          ========= ========== ========== ========= ==========

BASIC LOSS PER COMMON SHARE

  Income (Loss) from
   continuing operations  $   (0.00)$    (0.00)$   (0.00) $  (0.00)
  Income (Loss) from
   discontinued operations    (0.02)      0.02     (0.00)      0.09
                          --------- ---------- ---------- ---------
   Basic income (loss)
    per share             $(0.02)   $  0.02    $   (0.00) $    0.09
                          ========= ========== ========== =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    12,851,713 5,066,729 11,360,000 5,066,729
                          ========== ========= ========== =========

  The accompanying notes are an integral part of these financial statements.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)


Statements of Stockholders' Equity (Deficit)
                                                          Deficit     Deficit
                                                       Accumulated Accumulated
                                            Additional prior to the during the
                          Common Stock       Paid-in   Development Development
                           Shares    Amount    Capital     Stage        Stage
                          --------- --------  ---------  ---------  ----------
Balance, Dec 31, 2000     4,971,828 $ 4,972   $452,678   $ 589,521  $        -

Common stock issued for
  cash                       28,172      28    630,391           -           -

Commissions paid on stock
  offerings                       -       -   (378,251)          -           -

Additional capital
  contributed                     -       -     38,385           -           -

Recapitalization          9,360,000   9,360    (14,200)          -           -

Net loss for the year
  ended Dec 31, 2001              -       -          -   (2,203,664)         -
                          --------- -------  ---------   ---------- ----------
Balance, Dec 31, 2001    14,360,000  14,360    729,003   (1,614,143)         -

Common stock cancelled
 per modification agreement
 with Software Ventures
 (See Note 3) (unaudited)(5,000,000) (5,000) 1,120,149            -          -

Common stock issued for
 intangible asset and investment
 in non-marketable security
 (unaudited)              2,000,000   2,000          -            -          -

Net loss for the six months
 ended June 30, 2002
 (unaudited)                      -       -          -     (244,369)         -
                          --------- -------  ---------   ---------- ----------
Balance, June 30, 2002
 (unaudited)              11,360,000 $11,360 $1,849,152  $(1,858,512)$       -
                          ---------  ------- ---------   ----------- ---------

  The accompanying notes are an integral part of these financial statements.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

Statements of Cash Flows
                                                                      From
                                                                   Inception of
                                                                   Development
                                                                    Stage on
                                                  For the           March 31,
                                             Six Months Ended     2002 Through
                                                 June 30,            June 30,
                                            2002         2001          2002
                                       ------------ ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $   (244,369)$     121,842 $          -
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation and amortization              4,581        55,400            -
  Bad debt expense                                -       692,430            -
  Changes in assets and liabilities:
   (Increase) decrease in accounts
     receivable                             419,251    (1,289,741)           -
   (Increase) in interest receivable              -       (11,633)           -
   (Increase) decrease in other assets       25,674       (16,117)           -
   (Decrease) in accounts payable
    and accrued expenses                   (314,953)     (184,768)           -
   (Decrease) in deferred revenue                 -      (111,500)           -
                                       ------------ ------------- ------------
     Net Cash (Used) by Operating
       Activities                          (109,816)     (744,117)           -
                                       ------------ ------------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash given up in modification agreement   (24,847)            -            -
  Purchase of fixed assets                   (3,421)       (3,501)           -
  Purchase of intangible assets                   -      (528,501)           -
                                       ------------ ------------- ------------
     Net Cash (Used) by Investing
       Activities                           (28,268)     (528,501)           -
                                       ------------ ------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in notes receivable -
    related party                                 -       435,000            -
  Proceeds from related party payable        73,000           100            -
  Common stock issued for cash                    -       556,584            -
  Commission paid on stock offerings              -      (394,172)           -
  Preferred stock issued for cash                 -        43,032            -
  Deferred stock offering costs                   -       173,623            -
  Stock subscription deposit                      -      (289,229)           -
                                       ------------ ------------- ------------
    Net Cash Provided by Financing
      Activities                            $73,000 $     524,938 $          -
                                       ------------ ------------- ------------
NET DECREASE IN CASH                   $    (65,084)$    (747,680)$          -

CASH AT BEGINNING OF PERIOD                  65,084       852,994            -
                                       ------------ ------------- ------------
CASH AT END OF PERIOD                  $          - $     105,314 $          -
                                       ============ ============= ============


  The accompanying notes are an integral part of these financial statements.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                  (Unaudited)


Statements of Cash Flows (Continued)
                                                                      From
                                                                   Inception of
                                                                   Development
                                                                    Stage on
                                                  For the           March 31,
                                             Six Months Ended     2002 Through
                                                 June 30,            June 30,
                                            2002         2001          2002
                                       ------------ ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest                             $          - $           - $          -
  Income taxes                         $          - $           - $          -

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND FINANCING
 ACTIVITIES

  Common stock issued for intangible
   asset and investment in
   non-marketable security             $      2,000 $           - $          -


  The accompanying notes are an integral part of these financial statements.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The  Company's financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses that have resulted in an accumulated deficit of $1,858,512 at June 30, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is management's plans to offer technology licensing and managed services to the smaller land-based casinos in the State of Nevada. The websites will initially be on a not-for-wager basis and will form the nucleus of the interactive gaming sites once gaming issues have been worked out between the United States government and the State of Nevada. The activities of the Company shall be funded by the majority shareholder until such time as the Company completes a Private Placement Memorandum to accredited investors. However, there can be no assurance that the Company will be successful in its plans.

NOTE 3 - MODIFICATION AGREEMENT

         Effective March 31, 2002, the Company entered into a Modification Agreement ("Agreement") with Software Ventures, Inc. (Ventures) to modify and amend certain terms set forth in the Plan and Agreement of Reorganization ("Reorganization") between them on September 14, 2001. The Agreement amends the Reorganization to change it to an Asset Purchase Agreement and substantially all assets and liabilities of the Company and its subsidiaries will be returned to Ventures, and Ventures has returned the 5,000,000 shares of the Company's common stock that has been subsequently cancelled. The Agreement provides Ventures with 2,000,000 shares of the Company's common stock and the Company has received one copy of Venture's FutureBet casino gaming software and 250,000 shares of Venture's common stock. The Company's copy of the casino gaming software is without right, title, or interest in underlying source code and is solely for operators and licensors within the 50 United States for a period of three years.

                          ICHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 2002 and December 31, 2001

NOTE 3 - MODIFICATION AGREEMENT (Continued)

         Also effective March 31, 2002, the Company's President, who was also the Director, Secretary, and Treasurer, resigned his positions with the Company. The Company has appointed a new president, who will also act as Director, Secretary, and Treasurer. The newly appointed president is the same individual that was the majority shareholder and officer of the Company prior to the Reorganization on September 14, 2001. The Company has accounted for the operations returned to Ventures as discontinued. At March 31, 2002, the Company and its subsidiaries had net liabilities in excess of assets of $1,115,150. The previously issued 5,000,000 shares of common stock that were cancelled as part of the Agreement have been valued based on the net liabilities in excess of assets of $1,115,150. The following is a summary of loss from discontinued operations resulting from the Agreement between Ventures and the Company for the three months ended March 31, 2002 and 2001. The financial statements have been retroactively restated to reflect this event. As a result of the discontinued operations, the Company is considered a development stage company as defined by SFAS No. 7.
                                                              For the
                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                         2002           2001
                                                    ------------- -------------
           Clients receipts, net of payouts         $     275,668 $   2,021,527
                                                    ------------- -------------
            Total Revenues                                275,668     2,021,527
                                                    ------------- -------------
         EXPENSES
           Bad debt                                             -       692,430
           Consulting                                       6,602             -
           Depreciation and amortization                    4,581        55,400
           General and administrative                     132,638       765,400
           Salaries and wages                              82,984       398,118
           Software development costs                     283,000             -
           Travel and entertainment                        10,232             -
                                                    ------------- -------------
            Total Expenses                                520,037     1,911,348
                                                    ------------- -------------
         LOSS FROM OPERATIONS                            (244,369)      110,179
                                                    ------------- -------------
         OTHER INCOME (EXPENSE)
           Interest income                                      -        11,663
           Interest expense                                     -             -
                                                    ------------- -------------
            Total Other Income (Expense)                        -        11,663
                                                    ------------- -------------
         INCOME TAX EXPENSE                                     -             -
                                                    ------------- -------------
         INCOME (LOSS) FROM DISCONTINUED
          OPERATIONS                                $    (244,369)$     121,842
                                                    ============= =============

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

Moving forward, the company is now able to focus on licensing software without having to actually develop it. As noted in the company's 2001 year end Management Discussion and Analysis, the Company had been experiencing significant losses and was in need of an injection of external capital or alternate funding. Without such funding it is unlikely the Company will be able to continue as a Going Concern (See Financial Footnote 2).

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

Results of Operations
---------------------

During the Second Quarter ended June 30, 2002, the Company generated no revenues, this compares to no revenues for the same period last year. For its first six month period, the Company incurred a net loss $244,369, or a loss of $0.02 per share against net income of $121,842 or a gain of $0.02 per share for the same period last year. The Company has incurred losses that have resulted in an accumulated deficit of $1,858,512 at June 30, 2002

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a strategy to build its customer base. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing and administrative costs will most likely exceed any anticipated revenues.

As the financial constraints had been threatening the Company's ability to continue as a viable entity, the modification of the asset purchase agreement essentially removes the vast majority of the ongoing expenses, as well as debt, within the Company, thereby helping the Company to maintain its operations.

Going Concern - The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)


Liquidity and Capital Resources
-------------------------------

At June 30, 2002, the Company had no working capital. It is currently solely dependent on its president. The Company has no financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company.

(i) Market For Company's Common Stock
-------------------------------------

The Common Stock of the Company is currently not traded on the OTC-Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company has submitted a 15c211 application with a market maker to list its common stock on the NASD OTC-Bulletin Board. The Company is currently in the comment phase the NASD concerning its 15c211 application.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.


(ii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements
--------------------------

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


This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the online gaming industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

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

          None.


ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     2.2 Modification Agreement, effective as of March 31, 2002 (incorporated herein by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K dated March 31, 2002)

    99.1 Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

      Current Report, incorporated by reference to the on Form 8-K, dated March 31, 2002, previously filed with the Commission containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 (Acquisition or Disposition of Assets"); Item 5 ("Other Events"); and Item 7 ("Exhibits"), entitled "Modification Agreement."

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   iCHANCE INTERNATIONAL, INC.

Date: August 8, 2002               By:  /s/ Georgios Polyhronopoulos
                                   ---------------------------------
                                           Georgios Polyhronopoulos
                                           Chief Executive Officer