Form 10QSB
period 2002-09-30
ICHANCE INTERNATIONAL INC
filed 2002-11-06
CIK 1084122

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2002
--------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 000-30213
--------------------------------------------------------------------------
                           iCHANCE INTERNATIONAL INC.
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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 25,000,000 shares authorized, 11,360,000 issued and outstanding as of September 30, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheets (unaudited)...........................   3-4
          Statements of Operations (unaudited).................    5
          Statements of Stockholders' Equity (unaudited).......    6
          Statements of Cash Flows (unaudited).................   7-8
          Notes to Financial Statements........................   9-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

PART I. FINANCIAL INFORMATION


                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS


BALANCE SHEETS

                                    ASSETS
                                    ------

                                                    September 30,December 31,
                                                        2002         2001
                                                    ------------ ------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash                                              $         96 $     65,084
  Accounts receivable                                          -    1,303,444
  Prepaid expenses                                             -       34,122
                                                    ------------ ------------
    Total Current Assets                                      96    1,402,650
                                                    ------------ ------------
PROPERTY AND EQUIPMENT, NET                                    -       20,992
                                                    ------------ ------------

OTHER ASSETS

  Software license                                             -       17,500
  Investment in non-marketable security, net                 250            -
  Intangible assets, net                                   1,458       10,780
                                                    ------------ ------------
   Total Other Assets                                      1,708       28,280
                                                    ------------ ------------

   TOTAL ASSETS                                     $      1,804 $  1,451,922
                                                    ============ ============



The accompanying notes are an integral part of these financial statements.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                          BALANCE SHEETS (Continued)


BALANCE SHEETS (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                    September 30,December 31,
                                                        2002         2001
                                                    ------------ ------------
                                                     (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                  $      1,585 $    663,222
  Client payouts payable                                       -    1,364,429
  Related party payables                                   1,220      192,793
  Accrued expenses                                             -       12,258
                                                    ------------ ------------
   Total Current Liabilities                               2,805    2,232,702
                                                    ------------ ------------

LONG-TERM LIABILITIES

  Notes payable                                                -       90,000
                                                    ------------ ------------
   Total Long-Term Liabilities                                 -       90,000
                                                    ------------ ------------

   Total Liabilities                                           -    2,322,702
                                                    ------------ ------------


STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 25,000,000 shares authorized of
   $0.001 par value, 11,360,000 and 14,360,000
   shares issued and outstanding, respectively            11,360       14,360
  Additional paid-in capital                           1,849,152      729,003
  Deficit accumulated prior to the development stage  (1,858,512)  (1,614,143)
  Deficit accumulated during the development stage        (3,001)           -
                                                    ------------ ------------
   Total Stockholders' Equity (Deficit)                   (1,001)    (870,780)
                                                    ------------ ------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                $      1,804 $  1,451,922
                                                    ============ ============



The accompanying notes are an integral part of these financial statements.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)


STATEMENTS OF OPERATIONS (Unaudited)


                                                                   From
                                                               Inception of
                                                                Development
                                                                 Stage on
                            For the              For the         March 31,
                       Three Month Ended    Nine Months Ended      2002
                          September 30,       September 30,       Through
                       ------------------  -------------------  September 30,
                         2002      2001      2002       2001        2002
                       --------- --------  --------- ---------  -------------

REVENUES               $       - $      -  $       - $       -  $           -
                       --------- --------  --------- ---------  -------------

EXPENSES
  Depreciation and
    amortization             292        -        292         -            292
  General and
    administrative         2,709        -      2,709         -          2,709
                       --------- --------  --------- ---------  -------------
   Total Expenses          3,001        -      3,001         -          3,001
                       --------- --------  --------- ---------  -------------

LOSS FROM CONTINUING
 OPERATIONS              (3,001)        -     (3,001)        -         (3,001)
                       --------- --------  --------- ---------  --------------

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS
 (Note 4)                      -  (329,760) (244,369) (207,918)             -
                       --------- --------  --------- ---------  -------------
NET INCOME (LOSS)      $ (3,001) $(329,760)$(247,370)$(207,918) $      (3,001)
                       ========= ========= ========= =========  ==============


BASIC LOSS PER COMMON
 SHARE

  Loss from continuing
   operations          $  (0.00) $ (0.00)  $  (0.00) $  (0.00)
  Loss from discontinued
   operations             (0.00)   (0.07)     (0.02)    (0.04)
                       --------- --------  --------- ---------

  Basic loss per share $  (0.00) $ (0.07)  $  (0.02) $  (0.04)
                       ========= ========  ========= =========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING          11,360,000 4,999,856 12,349,011 5,539,180
                      ========== ========= ========== =========

The accompanying notes are an integral part of these financial statements.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                          Deficit      Deficit
                                                        Accumulated  Accumulated
                                             Additional  prior to the during the
                            Common Stock      Paid-in   Development  Development
                          Shares    Amount    Capital      Stage        Stage
                         --------- -------   --------   -----------  ----------
Balance, Dec 31, 2000    4,971,828 $ 4,972   $452,678   $   589,521  $        -

Common stock issued
  for cash                  28,172      28    630,391             -           -
Commissions paid on stock
 offerings                       -       -   (378,251)            -           -
Additional capital contributed   -       -     38,385             -           -
Recapitalization         9,360,000   9,360    (14,200)            -           -
Net loss for the year ended
 December 31, 2001               -       -          -    (2,203,664)          -
                         --------- -------   --------   -----------  ----------
Balance, Dec 31, 2001   14,360,000  14,360    729,003    (1,614,143)          -

Common stock cancelled
 per modification agreement
 with Software Ventures
 (See Note 4)(unaudited)(5,000,000) (5,000) 1,120,149             -           -

Common stock issued for
 intangible asset and investment
 in non-marketable security
 (unaudited)             2,000,000   2,000          -             -           -

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                     -       -          -      (244,369)     (3,001)
                         --------- -------   --------   -----------  ----------

Balance, September 30, 2002
 (unaudited)            11,360,000 $11,360 $1,849,152   $(1,858,512)  $  (3,001)
                        ========== ======= ==========   ============  ==========


The accompanying notes are an integral part of these financial statements.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      From
                                                                  Inception of
                                                                   Development
                                                                    Stage on
                                                 For the            March 31,
                                            Nine Months Ended     2002 Through
                                              September 30,       September 30,
                                           2002         2001          2002
                                       ------------ ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $   (247,370)$    (207,918)$     (3,001)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization              4,873        94,203          292
   Bad debt expense                               -       913,650            -
  Changes in assets and liabilities:
   (Increase) decrease in accounts
      receivable                            419,251    (1,174,581)           -
   Decrease in interest receivable                -        31,907            -
   (Increase) decrease in other assets       25,674       (14,502)           -
   Increase (decrease) in accounts payable
       and accrued expenses                (313,368)     (218,919)       1,585
   (Decrease) in deferred revenue                 -      (111,500)           -
                                       ------------ ------------- ------------

     Net Cash Used by Operating
        Activities                         (110,940)     (687,660)      (1,124)
                                       ------------ ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash given up in modification agreement   (24,847)            -            -
  Purchase of fixed assets                   (3,421)      (10,873)           -
  Purchase of intangible assets                   -      (752,500)           -
                                       ------------ ------------- ------------

     Net Cash Used by Investing
        Activities                          (28,268)     (763,373)           -
                                       ------------ ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in notes receivable - related party    -       450,000            -
  Proceeds from notes payable                     -        90,000            -
  Proceeds from related party payable        74,220        18,693        1,220
  Common stock issued for cash                    -       630,419            -
  Commission paid on stock offerings              -      (378,251)           -
  Additional capital contributed                  -        38,385            -
  Deferred stock offering costs                   -       173,623            -
  Stock subscription deposit                      -      (289,229)           -
                                       ------------ ------------- ------------
   Net Cash Provided by Financing
     Activities                              74,220       733,640        1,220
                                       ------------ ------------- ------------

NET INCREASE (DECREASE) IN CASH             (64,988)     (717,393)          96

CASH AT BEGINNING OF PERIOD                  65,084       852,994            -
                                       ------------ ------------- ------------
CASH AT END OF PERIOD                  $         96 $     135,601 $         96
                                       ============ ============= ============


The accompanying notes are an integral part of these financial statements.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                  (Unaudited)


STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                      From
                                                                  Inception of
                                                                   Development
                                                                    Stage on
                                                 For the            March 31,
                                            Nine Months Ended     2002 Through
                                              September 30,       September 30,
                                           2002         2001          2002
                                       ------------ ------------- ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest                             $          - $           - $          -
  Income taxes                         $          - $           - $          -

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND FINANCING
 ACTIVITIES

  Common stock issued for intangible
    asset and investment in
    non-marketable security            $      2,000 $           - $          -


  The accompanying notes are an integral part of these financial statements.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   September 30, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepares in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

         The  Company's financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses that have resulted in an accumulated deficit of $1,861,513 at September 30, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is management's plans to offer technology licensing and managed services to the smaller land-based casinos in the State of Nevada. The websites will initially be on a not-for-wager basis and will form the nucleus of the interactive gaming sites once gaming issues have been worked out between the United States government and the State of Nevada. The activities of the Company shall be funded by the majority shareholder until such time as the Company completes a Private Placement Memorandum to accredited investors. However, there can be no assurance that the Company will be successful in its plans.

NOTE 3 - RELATED PARTY TRANSACTIONS

         During July and August 2002, the President loaned the Company the amount of $1,220 to pay the Company's expenses for the quarter. The loan is payable on demand, is unsecured, and interest will be imputed at 10% per annum. Also during the three months ended September 30, 2002, the Company paid the President of the Company a total of $1,090 in management fees.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   September 30, 2002 and December 31, 2001



NOTE 4 - MODIFICATION AGREEMENT

         Effective March 31, 2002, the Company entered into a Modification Agreement ("Agreement") with Software Ventures, Inc. (Ventures) to modify and amend certain terms set forth in the Plan and Agreement of Reorganization ("Reorganization") between them on September 14, 2001. The Agreement amends the Reorganization to change it to an Asset Purchase Agreement and substantially all assets and liabilities of the Company and its subsidiaries have been returned to Ventures, and Ventures has returned the 5,000,000 shares of the Company's common stock that has been subsequently cancelled. The Agreement provides Ventures with 2,000,000 shares of the Company's common stock and the Company has received one copy of Venture's FutureBet casino gaming software and 250,000 shares of Venture's common stock. The Company's copy of the casino gaming software is without right, title, or interest in underlying source code and is solely for operators and licensors within the 50 United States for a period of three years.

         Also effective March 31, 2002, the Company's President, who was also the Director, Secretary, and Treasurer, resigned his positions with the Company. The Company has appointed a new president, who will also act as Director, Secretary, and Treasurer. The newly appointed president is the same individual that was the majority shareholder and officer of the Company prior to the Reorganization on September 14, 2001. The Company has accounted for the operations returned to Ventures as discontinued. At March 31, 2002, the Company and its subsidiaries had net liabilities in excess of assets of $1,115,150. At the time of the Agreement, Ventures and the Company were under common control and the previously issued 5,000,000 shares of common stock that were cancelled as part of the Agreement have been valued based on the net liabilities in excess of assets of $1,115,150. This amount has been credited against additional paid-in capital because of the common control that existed. The following is a summary of loss from discontinued operations resulting from the Agreement between Ventures and the Company for the three and nine months ended September 30, 2002 and 2001. The financial statements have been retroactively restated to reflect this event. As a result of the discontinued operations, the Company is considered a development stage company as defined by SFAS No. 7.

                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   September 30, 2002 and December 31, 2001

NOTE 4 -MODIFICATION AGREEMENT (Continued)


                                            For the              For the
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       2002       2001       2002       2001
                                     ---------  ---------  ---------  ----------
                                    (Unaudited)(Unaudited)(Unaudited)(Unaudited)
        REVENUES                     $       -  $ 630,620  $ 275,668  $2,267,859

        EXPENSES

         Client payouts, net of receipts     -    384,288          -           -
         Bad debt                            -    221,220          -     913,650
         Consulting                          -          -      6,602           -
         Depreciation and amortization       -     38,803      4,581      94,203
         General and administrative          -    235,511    132,638   1,000,911
         Salaries and wages                  -     86,143     82,984     484,261
         Software development costs          -          -    283,000           -
         Travel and entertainment            -          -     10,232           -
                                     ---------  ---------  ---------  ----------
           Total Expenses                    -    965,965    520,037   2,493,025
                                     ---------  ---------  ---------  ----------
        LOSS FROM OPERATIONS                 -   (335,345)  (244,369)  (225,166)
                                     ---------  ---------  ---------  ----------

        OTHER INCOME (EXPENSE)

         Interest income                     -      7,600          -      19,263
         Interest expense                    -     (2,015)         -     (2,015)
                                     ---------  ---------  ---------  ----------
           Total Other Income (Expense)      -      5,585          -      17,248
                                     ---------  ---------  ---------  ----------
        INCOME TAX EXPENSE                   -          -          -           -
                                     ---------  ---------  ---------  ----------

        INCOME (LOSS) FROM
         DISCONTINUED OPERATIONS     $       -  $(329,760) $(244,369) $(207,918)
                                     =========  =========  =========  ==========
                          iCHANCE INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                   September 30, 2002 and December 31, 2001

NOTE 5 - SUBSEQUENT EVENTS

         Subsequent   to  September  30,  2002,  the  Company  entered  into  a
         promissory note with RLG Alliance Group, SA, (RLG) a Costa Rica corporation, in the amount of $25,000. The promissory note states that the note is payable on or before the six month anniversary date. On the same date as the note, RLG and the Company entered into a conversion agreement for the promissory note at 500,000 shares of its common stock valued at $0.05 per share. The agreement also states that if the Company's transaction with an unrelated third party is not consummated, then either the Company or RLG will have the right to rescind the agreement and have their respective stock or cash returned.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Effective March 31, 2002, the Company entered into a Modification Agreement ("Agreement") with Software Ventures, Inc. ("Ventures") to modify and amend certain terms set forth in the Plan and Agreement of Reorganization ("Reorganization") between them on September 14, 2001. Ventures develops casino gaming software. The Agreement amends the Reorganization to change it to an Asset Purchase Agreement and substantially all assets and liabilities of the Company and its subsidiaries have been returned to Ventures, and Ventures has returned the 5,000,000 shares of the Company's common stock that has been subsequently cancelled. The Agreement provides Ventures with 2,000,000 shares of the Company's common stock and the Company has received one copy of Venture's FutureBet casino gaming software and 250,000 shares of Venture's common stock. The Company's copy of the casino gaming software is without right, title, or interest in underlying source code and is solely for operators and licensors within the 50 United States for a period of three years.

The modifications of the asset purchase agreement removes much of the financial burden surrounding the development of the gaming systems. Further, the modification returns the ownership of the company's subsidiaries to their previous owner, Software Ventures, Inc.

As the online gaming industry continues to evolve, it has become somewhat clear that there will be two primary types of gaming operators emerging over the next several years. The first is that of the land based gaming entity looking to further establish their brand on the Internet. To ensure compliance with their land-based gaming license, these operators have been quite deliberate in their efforts to commence online and, simultaneously, remain within the limits of their land-based license. The second group of operators is one that represents the vast majority of those currently online. These operators, for the most part, have no ties to land based entities and operate under less confining regulations. While it is these operators that are currently the most profitable, in the long term the institutions within the initial group will likely climb to greater profit margins through the leveraging of their land-based brand.

The company is now able to focus on licensing software without having to actually develop it. As discussed in the company's 2001 year end Management Discussion and Analysis, the Company had been experiencing significant losses and was in need of an injection of external capital or alternate funding. Without such funding it is unlikely the Company will be able to continue as a Going Concern (See Financial Footnote 2).

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

Results of Operations
---------------------

During the Third Quarter ended September 30, 2002, the Company generated no revenues, this compares to no revenues for the same period last year.
For the Third Quarter the Company incurred a net loss of $3,001 versus a net loss of $329,760 for the same period last year. For the nine month period ending September 30, 2002, the Company incurred a net loss $247,370 versus a net loss of $207,918 for the same period last year. The net loss for the same period last year includes losses from discontinued operations. At March 31, 2002, the Company and its subsidiaries had net liabilities in excess of assets of $1,115,150. At the time of the Agreement, Software Ventures, Inc. and the Company were under common control and the previously issued 5,000,000 shares of common stock that were cancelled as part of the Agreement have been valued based on the net liabilities in excess of assets of $1,115,150. (See Financial Footnote 4.) Since the Company has become a fully reporting company, it has incurred general and administrative expenses of $2,709 this calendar year to pay for the required accounting and legal fees to maintain its fully reporting status.

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

Liquidity and Capital Resources
-------------------------------

At September 30, 2002, the Company had $96 cash in its account. It is currently solely dependent on its president. During July and August 2002, the President loaned the Company the amount of $1,220 to pay the Company's expenses for the quarter. The loan is payable on demand, is unsecured, and interest will be imputed at 10% per annum. Also during the three months ended September 30, 2002, the Company paid the President of the Company a total of $1,090 in management fees. The Company has no financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Subsequent to September 30, 2002, the Company entered into a promissory note with RLG Alliance Group, SA, ("RLG") a Costa Rica corporation, in the amount of $25,000. The promissory note states that the note is payable on or before the six month anniversary date. On the same date as the note, RLG and the Company entered into a conversion agreement for the promissory note at 500,000 shares of its common stock valued at $0.05 per share. The agreement also states that if the Company's transaction with an unrelated third party is not consummated, then either the Company or RLG will have the right to rescind the agreement and have their respective stock or cash returned. (See Financial Footnote 5.)

Management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company.

(i) Market For Company's Common Stock
-------------------------------------

On September 6, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: ICIE. Since the Company was approved for trading, no shares have been traded as a very limited market exists for the trading of the Company's common stock.

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


ITEM 2.   CHANGES IN SECURITIES

The March 31, 2002 Modification Agreement between iChance International, Inc., and Software Ventures, Inc., amends the Reorganization to change it to an Asset Purchase Agreement and substantially all assets and liabilities of the Company and its subsidiaries have been returned to Ventures, and Ventures has returned the 5,000,000 shares of the Company's common stock that has been subsequently cancelled. The Agreement provides Ventures with 2,000,000 shares of the Company's common stock and the Company has received one copy of Venture's FutureBet casino gaming software and 250,000 shares of Venture's common stock.

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



                                   iCHANCE INTERNATIONAL, INC.

Date: November 4, 2002             By:  /s/ Georgios Polyhronopoulos
                                   ---------------------------------
                                           Georgios Polyhronopoulos
                                           Chief Executive Officer