Form 10KSB
period 2002-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2003-03-31
CIK 1084122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-30213

                          ANGELCITI ENTERTAINMENT, INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                NEVADA 52-2043569
               ------------------------------- ------------------
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

             9000 SHERIDAN STREET, SUITE 7, PEMBROKE PINES, FL 33204
        -----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 800-908-9574

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The Registrant's revenue for the year ended December 31, 2002 was $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 27, 2003, is $7,008,419.

As of March 27, 2003, there were 24,047,139 shares of the Registrant's Common Stock, $.001 par value per share, issued and outstanding.

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


ITEM 1.   DESCRIPTION OF BUSINESS.

Our company was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. Our name was subsequently changed to IChance International, Inc. ("IChance") on September 17, 2001 and then changed to AngelCiti Entertainment, Inc., as of January 20, 2003. On January 20, 2003, we acquired Worldwide Management, SA, a Costa Rica corporation ("Worldwide"), from a company now known as Omega Ventures, Inc. ("Omega"). We purchased Worldwide in exchange for 21 million shares of our common stock pursuant to the terms of a Share Exchange Agreement that we had entered into on November 7, 2003 (the "Share Exchange Agreement"). Worldwide is the licensee of certain online gaming software. Omega is not directly involved in the management of our business but has the ability to control our Board of Directors. Immediately prior to our acquisition of Worldwide, we effected a 4 for 1 reverse-split of our common stock. We then issued 21,000,000 shares of our common stock Omega so that immediately following the reverse split and subsequent issuance of shares to Omega, we had 23,840,000 shares of our common stock issued and outstanding. As of the date of this Report, we have 24,047,139 issued and outstanding common shares, of which approximately 87.3% are owned by Omega.

We administer the online gaming operations of an owner of over 12 online casino URLs, using online gaming software that we have obtained the rights to. We are also engaged as an online gaming software licensing and development company.

We currently have the license to use and exploit a gaming software product owned by Real Time Gaming ("the RTG Software"), pursuant to a one-year software license agreement entered into with Montana Overseas, SA ("Montana"), RTG's licensing agent (the "Montana Agreement"). The Montana Agreement renews for successive one year renewal terms following the expiration of its initial one year term. We have also entered into a licensing agreement that provides us with the right to use and exploit a second gaming software product designed and serviced by Worldwide Support, Ltd. (the "WSL Software"), whose principal owner is one of our shareholders. The RTG software is currently the only gaming software that we utilize in connection with our operations. Although we feel that the WSL Software is currently viable as a product that we can market, we do not currently possess the resources needed to integrate it into our operations or otherwise exploit it. Even if we can integrate this product into our operations, no assurance can be given that we will have any success marketing this software. We are not obligated to make any royalty payments in connection with the WSL Software until we actually use it. We are also seeking to develop licensing relationships with other software developers and providers, and plan to develop our own online casino software. However, development of proprietary software and incorporation of new sublicensed products into our operations are expected to require a significant amount of time and funding. We do not currently have the funding for the development of proprietary software or the integration of additional software into our operations and cannot be certain that we will ever have sufficient funding to do so.

As of the date of this Report, we use the RTG Software to facilitate the online gaming business of Equivest Opportunity Fund ("Equivest"), the owner of over a dozen online gaming website URLs. These URLs include WelcomeToOurCasino.com, VacationCasino.com, QuePasaCasino.com, LuckyDog-Casino.com, UrlaubCasino.com and several others. We are prohibited by our Agreement with Montana to sub-license the RTG software. Pursuant to our agreement with Equivest, we maintain Equivest's websites on our servers, facilitate their gaming operations using the RTG software, and provide online casino customer service and management functions. Our Agreement with Montana prohibits us from using the RTG Software on behalf of any party whose URL's are not affiliated with the operations of Equivest. However, we believe that we are not prohibited from servicing other URLs owned by Equivest. For the next twelve months we believe that our operations will be limited to the administration and facilitation of the online casino operations of Equivest. While we believe that our arrangement with Equivest does not violate any of the prohibitions contained in our agreement with Montana, we cannot be certain that Montana will not consider us to be in default of said agreement.


Prior Business
--------------

On September 14, 2001, IChance and Software Ventures, Inc. ("Ventures") completed an Agreement and Plan of Reorganization whereby IChance issued 5,000,000 pre-split shares of its common stock in exchange for all the assets and liabilities of Ventures.

Immediately prior to the Agreement and Plan of Reorganization, IChance had 9,360,000 pre-split shares of common stock issued and outstanding. For accounting purposes, the acquisition was treated as a recapitalization of Ventures with Ventures as the acquirer (reverse acquisition). Ventures was treated as the acquirer for accounting purposes because the shareholders of Ventures controlled II after the acquisition.

Ventures was incorporated on February 15, 1995 under the laws of the State of Nevada as Gateway Consulting, Inc. Ventures was organized to perform any lawful activity permitted by the State of Nevada, but never commenced any operations until their acquisition of Software Licensing Networks, Ltd. ("Software"). Gateway Consulting, Inc. later changed its name to IChance, Inc. on June 5, 2000 and then to Software Ventures, Inc. on September 17, 2001. On January 7, 2000, Ventures and Software completed an Agreement and Plan of Reorganization (the "Reorganization Agreement") whereby Ventures issued 4,920,088 shares of its common stock in exchange for all of the outstanding stock of Software.

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

The historical financial statements of the Company prior to January 1, 2002 are those of Ventures and Software. However, the financial statements are presented herein as discontinued operations.

Effective March 31, 2002, the Company re-directed much of its operational efforts towards the establishment of software licensing relationships with land based gaming operators in the United States in an effort to reduce its costs. As a result, it modified the Agreement and Plan of Reorganization pursuant to a Modification Agreement dated March 31, 2002 (the "Modification Agreement") to change the Company's focus from software development to software licensing. The Modification Agreement provided for the return of the ownership of the Company's then current subsidiaries to their previous owner, Ventures, and had the net effect of returning to the our treasury 3 million pre-split shares that had been issued to Ventures. In addition, we received a copy of the Future Bet gaming software (version 1.0) without right, title or interest in and to the underlying source code for license, use and general commercial exploitation on a non-exclusive basis to operators and licensors within the fifty (50) United States; all right, title and interest in and to the "iChance" name and logo and two hundred fifty thousand (250,000) shares of the common stock of Ventures. Pursuant to an Agreement between the Company and Worldwide Support, Ltd. ("WSL") dated November 7, 2002, we gained the non-exclusive worldwide licensing rights to the Future Bet Gaming Software in exchange for the return of the 250,000 Ventures shares held by us. We are not currently marketing the Future Bet gaming software and no assurance can be given that we will ever do so.

Following the closing of the Modification Agreement, we had conducted virtually no new significant business operations, other than the expansion of our Future Bet Gaming Software license as described above, until we closed our Share Exchange Agreement with Worldwide and its parent company, the former AngelCiti Entertainment, Inc., on January 20, 2003. As a result, our operations for the year ending December 31, 2002 have been presented herein as discontinued operations.


OPERATIONS AND PRODUCTS

Founded in 1998 as a Nevada corporation, AngelCiti is now focused on becoming a leading licensor, sub-licensor, developer and administrator of online gaming systems.

We currently have the non-exclusive worldwide license to use and exploit the RTG Software. The Montana Agreement requires us to pay a fee to Montana as a percentage of our ongoing revenues, with a minimum monthly payment of $10,000. Montana provides us with updates and innovations to the RTG Software technology, which eliminates our need to fund ongoing research and development expenses. We currently utilize the RTG Software in connection with our administration of over 12 Equivest online casino URLs, which include WelcomeToOurCasino.com, VacationCasino.com, QuePasaCasino.com, UrlaubCasino.com, BingoLandCasino.com and many more. Equivest purchased these URL's from us in January 2003 and pays us a fee pursuant to an agreement that we had entered into at that time that gives us the right to administer their online casino operations (collectively the "Equivest Agreement"). Pursuant to the Equivest Agreement, we maintain Equivest's websites on our servers, facilitate their gaming operations using the RTG Software, and provide online casino customer service and management functions. Equivest's on-line casino websites are currently offered in English, Spanish and German and it is anticipated that these websites will be expanded to include other languages over the course of the next six months, although no assurance is given in this regard. The Equivest Agreement provides for the bulk of net online casino revenues as well as certain expenses to be paid to us, and continues for a term of three years. It renews automatically for successive one year terms thereafter, unless we elect not to renew the same. As a part of our maintenance obligation, we employ security measures designed to protect Equivest's web-site, database and operations.

Equivest is currently our only customer. To the extent that we remain solely committed to the RTG Software, Equivest will continue to be our sole customer. Our success and viability is therefore directly dependent upon the success of Equivest. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues. We do not currently have the staff or financial resources needed to develop proprietary online casino software or incorporate other licensed online gaming products into our operations and cannot be certain that we will ever have the staff or resources needed to do so in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of Equivest. However, we believe that we can fully implement our business plan and achieve profitability by administering Equivest's on-line casino's, for so long as Equivest is able to remain in business and expand its base of players.

We also have the non-exclusive worldwide rights to use and exploit the gaming software designed by WSL, a company that acquired 2,000,000 of our pre-split common shares in connection with our Agreement and Plan of Reorganization and subsequent Modification Agreement. However, we do not currently have the funding necessary to incorporate this software into our operations. No assurance is given that we will ever have the funding necessary to incorporate this software into our operations, and no assurance is given that we will ever successfully incorporate this software into our operations even if such funding becomes available. In the interim, we believe that we can fully implement our business plan and achieve profitability, utilizing the RTG Software, alone, although no assurance can be given that we can do so.

We have also explored the feasibility of using other online casino software products. During 2002, we had obtained the right to use and exploit software developed by EyeFX, SA, pursuant to a verbal agreement that required us to pay aggregate licensing fees of $10,000. However, we have determined that we cannot feasibly use this software in connection with the operation of online casinos and have discontinued the use of this product.

We operate the RTG Software on company-owned servers that are housed in our Costa Rica office. We regularly back up the data stored on our servers, but currently do not employ redundant servers to handle any interruption of primary server service. While the hosting of the casino sites that we administer and maintenance of our equipment is ultimately our responsibility, these services are provided by an entity controlled by our landlord, Commercial LT Baroda, SA ("Baroda"), pursuant to the terms of a Commercial Sublease and Services Agreement. We and Equivest conduct our respective Costa Rican operations under the gaming license of Baroda, which is also engaged in the online gaming industry. Baroda is controlled by our president, George Guttierez, and has permitted us to defer payments that we owe it in connection with the Commercial Sublease and Service Agreement on an interest-free basis. We believe that the use of third party vendors for these services helps us minimize our ongoing payroll expense. As the outsourcing of these services and licensing may spare our payroll and other expenses and as Baroda permits us to defer payments that we owe it, we have become especially dependent upon the ongoing viability of Baroda. Should Baroda cease its operations, we would be forced to curtail or cease our operations.

The RTG Software allows Equivest online casinos to offer games of chance including Blackjack, Craps, Video Poker, Roulette, Bingo, Poker, Mini-Baccarat and various forms of on-line slot machines, as well as other games that are developed by RTG or Montana. The RTG Software provides enhanced sound and graphics, allows real time interactivity within a user's own web browser, and provides access to an online casino through the use of a player's computer. Players have the option of: i) loading and playing casino games through their web browser with no downloading; or ii) downloading individual games or an online casino's entire web-site to achieve faster play. The RTG Software permits online casinos to offer odds in each game as would be expected from land based games of chance. Players have the opportunity to win or lose in any given game, on any given day, just as one wins or loses in any land based casino.

The RTG Software allows players to: i) play free of charge or open an account with our casino-customers; ii) fund their account with our casino-customers; and
iii) place their funds at risk by betting on the outcome of the casino games. For security purposes, wagering customers are required to provide certain personal and financial information, including a user name and password, in order to open an account. Additionally, all accounts are password protected. In order to make live wagers, players are required to purchase electronic cash from our customers by making one or more forms of cash payment into their account. By utilizing the RTG Software, we believe that we allow Equivest to offer an entertaining, interactive real time playing experience, comparable to land based play that provides maximum security for Equivent and its patrons. We do not disclose or provide others with any personal or wagering information regarding those people who place bets with our customers.

Many games have several variations and provide for minimum and maximum betting ranges. Customer winnings (in U.S. Dollars) are automatically credited by an online casino to its players' accounts. Deposits and withdrawals are effected by various means, which include credit cards, overnight express, western union, wire transfers and Neteller, as requested by the player on a case-by-case basis. Amounts due us in connection with credit card payments are subject to holdbacks by the issuing credit card company as a reserve for potential dispute claims. These holdbacks enable the credit card issuer to withhold up to 10% of the receivables due us for up to six months. To avoid the impact of such reserves, we generally offer players an incentive in the form of playing credits to use an alternate form of payment to us. Players are free to withdraw all or a part of their winnings, review their account balances, or make additional deposits to their accounts at any time.

Online casino operations do not require wagerers to maintain a minimum account balance or place restrictions on amounts accumulated through winnings. Nor do they grant credit to customers. They do, however, place maximum bet limits for new customers and we reserve the right to grant custom wagering and account options to regular customers based upon their established profiles. We ensure that gaming operations are in compliance with the Code of Conduct of the Interactive Gaming Council, a gaming industry organization that has established certain on-line gaming protocols. Among other things, this Code requires on-line gaming operators to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtain compulsive gambling. While this organization lacks any enforcement ability, we have nonetheless undertaken voluntary compliance with its conventions and have operated our business accordingly, as a matter of good business practice. Unfortunately, we cannot be certain that we will be able to successfully identify or curtail such compulsive gambling by our customers.

The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its casinos.

GOVERNMENT REGULATION

Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As the winnings of Equivest's online casino operations represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well.

While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transactions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us.

On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2001, the current 6.75% "betting duty" that it passed onto a player, and 9% "total betting duty" would be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. As a result of this legislation, a UK government issued "Bookmakers Permit" is required to accept wagers and UK based bookmakers may now operate Internet bookmaking websites without collecting the betting duty. These reforms are expected to make the UK a significant hub of gaming. It is anticipated that their official entry into online gaming could put pressure on the United States and other governments towards regulating the industry.

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and is expected to come to a full vote in the House. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the House Finance Committee Bill, which would still need to be reconciled with a related Senate Bill and subsequently signed by the President before it could become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online gaming and there is a risk that governmental authorities could view online casinos as having violated such laws.

The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

Worldwide is a licensor and developer of online gaming software and is an administrator of the Equivest online casino websites. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

Although we believe that the operations of Worldwide do not require a gaming license, both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended. Baroda is also engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide to operate its business under the umbrella of Baroda's gaming license. Additionally, no assurance can be given that the Costa Rican government will permit Equivest to operate its business under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.


COMPETITION

Our business is highly competitive. We, and the customers who sub-license our software, face competition from large numbers of large and small public and private companies, many of whom have financial resources far greater than ours and those of our customers. Many of these competitors have greater leverage in attracting talent, product and personnel. A high degree of competition is expected to continue in our business and the business of our customers, as there are no significant barriers to entry into our respective businesses. Our business and the business of our customers may be adversely affected by these factors.

Internet gambling has grown from 30 sites in 1996 to approximately 1,400 sites in the year 2000 according to the Center for policy Initiatives. Bear Stearns estimates that there are approximately 1200 to 1400 e-gaming web sites. These sites offer all types of gambling from bingo and lotto, to classic live games such as roulette, poker, blackjack, craps and slot machines, to betting on amateur and professional sporting events.

Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gaming business, we and Equivent face strong competition in what is expected to be a rapidly growing global industry. Our competitors include GoldenPalace.com, CasinoOnNet.com, Boss Media, CryptoLogic, Inc., RiverBelleCasino.com, Microgaming and Youbet.com, to name a few. Some of our competitors offer entrepreneurs full software, accounting, marketing and other forms of support to enable them to operate their own on-line casinos and Internet Web sites. As the barriers to entry into this industry are low, access to this business is made to a wide number of entities and individuals. Required technological and management expertise can be licensed or purchased from existing vendors. Our industry's technology, including hardware, software and the mode through which communications flow are subject to rapid and significant change. Others may develop technologies that render our operations obsolete.


EMPLOYEES

From March 31, of 2002 through November 7, 2002, our sole employee had been Georgious Polyhronopoulos, our president, secretary and treasurer. From November 7, 2002 through January 20, 2003, we had no employees other than George Gutierrez, our president, and Dean Ward, our treasurer. Since January 20, 2003 and as of the date of this Report, we have 18 employees and independent contractors, who are each paid by our landlord, Baroda, which acts as a payroll service for our operating staff. These personnel include programmers, graphic designers and customer service staff. We also directly pay other consultants for services, as and when needed. We believe that we have has a sound relationship with our employees and contractors.

None of our employees or independent contractors are represented by a collective bargaining agreement.


ITEM 2.   DESCRIPTION OF PROPERTY

At year-end, our registered office was is in Las Vegas, Nevada. Since January 20, 2003 our registered office is at 9000 Sheridan Street, Suite 7, Pembroke Pines, Florida, where we maintains an office presence. Our Florida office presence lease bears a monthly commitment of $159 and expires on October of 2003. The operations of Worldwide, the Company's wholly owned subsidiary, are based in San Jose, Costa Rica, at Oficentro La Sabana, pursuant to a Commercial Sublease and Services Agreement requiring base monthly payments to Baroda, our landlord, of $6,000 per month. Baroda, our Costa Rican landlord, has permitted us to defer payment of rental and other payments that we owe it on an interest-free basis since the date we commenced our online gaming operations. While we feel that we would be able to find and lease substitute office space should such a need arise, we feel that such space would be readily available. However, it is unlikely that we would find a landlord willing to provide the space and services provided to us by Baroda and permit us to defer the ongoing expenses associated therewith.

ITEM 3.   LEGAL PROCEEDINGS

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 7, 2002, we entered into a Share Exchange Agreement which provided for our purchase of Worldwide Management, Inc. for 21 million shares of our common stock. The matter was subject to a vote by and approval of our shareholders, which action was approved by holders of a majority of our common shares on November 5, 2002. The transaction closed on January 20, 2003.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is traded on the Over the Counter Bulletin Board. Our common stock was not quoted prior to October 2002, when we received the ticker symbol "ICIE". On January 21, 2003, our ticker symbol was changed to AGLC in connection with the name change to AngelCiti Entertainment, Inc. As of December 31, 2002, our stock price was as follows:

                        Bid                         Ask
                        ---                         ---
                       $1.84                       $2.00

During this quarter we believe that the range of the high and low bid price for our common shares during the course of the fourth quarter of 2002 was as follows:

                                        Low Bid                High Bid
                                        -------                --------
            4th Quarter 2002             $0.05                  $1.84


The stock prices above reflect a 1-for-4 reverse split of our common stock effected in connection with our acquisition of Worldwide. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions


HOLDERS

As of March 27, 2003, there were 157 shareholders of our common stock.

DIVIDEND POLICY

We have not paid any cash or other dividends to date. We do not anticipate paying any cash or other dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business.


RECENT SALES OF UNREGISTERED SECURITIES


As of January 20, 2003, we closed the Share Exchange Agreement and issued Omega Ventures, Inc. 21,000,000 of our post-split common shares. The Share Exchange Agreement was a privately negotiated transaction and the shares issued in connection therewith were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as a transaction by an issuer not involving a public offering. No underwriter was utilized in connection with this offering and no commissions or underwriting discounts were paid in connection therewith.

As of March 14, 2003 we issued 100,000 of our common shares to Marlin International Venture Capital LLC in connection with a Financial Consulting Agreement dated March 4, 2003 (the "Marlin Agreement"). The Marlin Agreement was a privately negotiated transaction and the shares issued in connection therewith were issued pursuant to an exemption from registration provided by Section 4(2) of the Act, as a transaction by an issuer not involving a public offering. No underwriter was utilized in connection with this offering and no commissions or underwriting discounts were paid in connection therewith.

As of March 20, 2003, we sold 107,086 restricted shares of our common stock to Californian Securities Corp SA, a Panamanian company ("Californian"), for total net proceeds of $42,814, pursuant to a Regulation S offering. Californian may hold these shares for its own account or may sell these shares to others in compliance with Regulation S. To the extent that Californian does immediately resell any of these shares, it may be acting as an underwriter, as that term is defined in the Act. While no underwriting discounts or commissions were paid in connection with this sale, Californian may resell all or a portion of these shares at a profit. This sale was made pursuant to an agreement expiring on May 12, 2003, that permits Californian to purchase up to 6,000,000 of our common shares at prescribed prices as set forth in the agreement. The agreement and resulting sales are and will be offshore transactions negotiated, consummated and closed outside of the United States to purchasers who may only purchase such shares pursuant to Regulation S.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

2002 was a pivotal year for us. We faced a critical crossroads early in the year when we entered into the Modification Agreement on March 31, 2002 and determined that it was more prudent to license the software of other providers rather than undergo the significant expense of developing our own software. The Modification Agreement resulted from our determination that a previously formulated business plan that provided for us to develop our own line of online gaming software would not be viable. As a result, all software development operations were terminated and we have presented the same as discontinued operations. The direction taken following the execution of the Modification Agreement provided for us to become the licensee of an already existing online gaming software product. However, we realized that we did not have the resources needed to market this product and conducted virtually no operations from the time that we entered into the Modification Agreement through the time that we closed the Share Exchange Agreement on January 20, 2003. At the closing of this transaction, we purchased all of the shares of Worldwide Management, SA (the "Worldwide Acquisition"). As we conducted virtually no business operations during the fiscal year ending December 31, 2002, we have presented these operations as discontinued operations as well.

At the time of the closing of the Worldwide Acquisition, Worldwide already had a strong licensee relationship with Montana Overseas, SA, a top-tier software provider, and had processed $25,991,878 in gaming transactions from its inception in May 2002 through year-end. Moreover, its continued growth, as evidenced by the fact that it had realized $16,539,921 of gaming transactions in the fourth quarter of 2002 and processed $401,982 of net winnings during that period, set the stage for what we feel we can accomplish in 2003. Notwithstanding the foregoing, past performance and trends can never serve as an indication of our future performance and we cannot be assured that our growth and growth rate will continue or that we will ever reach a level of profitability, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

Our revenues are presently generated as a result of an agreement that provides for our administration of Equivest's online casinos. Pursuant to this agreement we receive a fee based upon the revenue generated by the casinos' online play. We, in turn, pay out a percentage of that fee to Montana, our software provider/licensor. While we may develop our own proprietary online gaming software in the future, we have no current plan to do so and do not anticipate that we will have any research and development expenses. We do not currently envision the purchase or sale of plant or significant equipment and anticipate that Worldwide's staffing requirements will remain as they are.

Serious concerns do currently exist regarding the company's present overall financial position. While we generate revenue, we need to re-pay funds owed to Baroda which has and continues to provide us with subleased office space, internet bandwidth, phone services, accounting, human resources, payroll, licensing and other services. We cannot ensure that Baroda will continue to provide us with these services given the current outstanding debt to them.


LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements through loans from our officers and affiliates and through the private sale of equity. As of December 31, 2002, we had limited cash and/or cash equivalents.

Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, or to obtain financing or refinancing as may be required if we cannot generate sufficient cash flow from operations. We may not be able to do either and may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We do not have sufficient cash on hand to remain in business over the next twelve month period. Until we can sufficiently grow our revenues, we will be dependent upon additional financings to remain in business. We have entered into various agreements, including the Marlin Agreement, that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding resulting from the efforts of those parties with whom we have contracted. Notwithstanding the foregoing, we have recently sold 107,086 restricted shares of our common stock in connection with a Regulation S offering to Californian Securities Corp SA ("Californian"), a Panamanian company, for net proceeds of $42,814. This sale was consummated in connection with an agreement expiring on May 12, 2003 that permits Californian to purchase up to 6,000,000 of the our common shares at prescribed prices as set forth in the agreement. The shares issued pursuant to the agreement carry certain registration rights that require us to include all or a portion of these shares in any registration statement that we file with the US Securities and Exchange Commission under certain circumstances. It is anticipated that this funding, if completed, will meet our short-term operating and growth.


RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear on pages F-1 to F-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 2002 we engaged Salberg & Company, P.A. as our independent auditors, which were selected by our Board of Directors on February 18, 2003. Our new certifying accountants are Salberg & Company, P.A., 20283 State Road 7, Suite 109, Boca Raton, FL 33498. There were no disagreements between us and our former accountant, HJ & Associates, LLC, 50 South Main, Suite 1450, Salt Lake City, Utah 84144.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                               Age           Title (1)
------------------                ------        ----------------------
George Gutierrez                    39          CEO, President and Director
Dean Ward                           38          CFO, Treasurer and Director

(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors are otherwise elected and have accepted their positions. Directors are elected for one-year terms.

Mr. Guttierez has served as president of Commercial LT Baroda, SA since April of 1998. Baroda is a data processing company in the gaming industry, providing call center set-up, 24-hour customer service, and general operations management. Mr. Guttierez is responsible for general operations of Baroda as its senior executive officer. Mr. Guttierez has served as the CEO of Kailuamana SA, a company, which provides investment banking services to Latin clientele, since November 1999. Kailuamana, SA is a principal shareholder of Omega and consented to the Exchange Agreement.

Mr. Ward has served as the treasurer of Baroda since April of 1998. Mr. Ward handles the day-to-day money management and accounting functions for Baroda. Since January of 2001 he also serves as President, and is a shareholder of, Capital Holdings Group Worldwide Limited ("CHGW"), an investment group, handling its day-to-day operations. CHGW is also a stockholder of Omega and was one of the stockholders that consented to the Exchange Agreement.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company is subject to the provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities.

Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that reports required to be filed have been filed, no one failed to file on a timely basis during fiscal 2002.

AUDIT COMMITTEE FINANCIAL EXPERT

Given our limited operations and resources, and the limited size of our management team, our board of directors has determined that we do not presently have the ability to retain the services of an audit committee financial expert to serve on our audit committee. At such time as our operations and financial resources permit, we intend to establish an audit committee of independent directors and designate an audit committee financial expert to serve thereon. However, we cannot be certain that we will ever have the resources required to do so.


CODE OF ETHICS

We have not, as of the date of this Report, adopted a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so given the extremely limited size of our management team and limited ongoing operations. To the extent that our operations increase and we expand our management team, it is anticipated that we would adopt such a code of ethics at that time.


CONTROLS AND PROCEEDURES

As of the date that we acquired Worldwide, we have effected disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon the review of said disclosure controls and procedures by our CEO and CFO, we have determined said disclosure controls and procedures to be effective.


INDEMNIFICATION AND LIMITS OF LIABILITY

Our Articles of Incorporation, as amended, limit the personal liability of our officers and directors from the claims of the Company or our shareholders for damages for breach of fiduciary duty as a director or officer involving any act or commission of any such director or officer provided, however, that such liability is not limited for acts or omissions involving intentional misconduct, fraud or a knowing violation of the law, or the payment of dividends in violation of Section 78.300, Nevada Revised Statutes.

Our Bylaws provide that any person serving as our officer or director or was serving at the request or for the benefit of the Company as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permitted under Nevada law against all expenses, liability and loss (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by said person in connection therewith.

ITEM 10.    EXECUTIVE COMPENSATION

During the last fiscal year, we did not pay Mr. Polyhronopoulos, our chief executive officer, a salary. However, we paid Mr. Polyhronopoulos an aggregate management fee of $11,320 during said fiscal year. No other salary was paid to our officers during said fiscal year

The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:

NAME AND                                       ANNUAL COMPENSATION                  LONG TERM COMPENSATION
PRINCIPAL POSITION          YEAR        SALARY       BONUS        OTHER(1)      STOCK    SAR's    LTIP  OTHER(1)
------------------          ----        ------       -----        --------      -----    -----    ----  --------

Brian Hurley, CEO, CFO      2001    $   163,000    $   0.00    $     0.00    $   0.00 $   0.00 $   0.00 $   0.00
    and secretary           2002    $      0.00    $   0.00    $     0.00    $   0.00 $   0.00 $   0.00 $   0.00
Georgios Polyhron-          2002    $      0.00    $   0.00    $   11,320(2) $   0.00 $   0.00 $   0.00 $   0.00
opoulos -  CEO/president

                   -------------------------------------------

(1) We do not currently have any employee incentive stock option plan. (2) Represents $11,320 0f management fees paid to Mr. Polyhronopoulos during 2002.


TERMS OF OFFICE

Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.


DIRECTORS' COMPENSATION

No compensation has been paid to directors for service in such capacity in the past. We reimburse directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.


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

The following table sets forth certain information as of the date of this Report with respect to shares of common stock owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.


Title of               Name and Address of                          Amount of             Percent
Class                  Beneficial Owner                             Shares                of Class(4)
-----------------      ---------------------------                  -------------         ----------
Common stock           Omega Ventures, Inc.
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204                     21,000,000            87.3%

Common stock           George Gutierrez
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204                    21,000,000(1)          87.3%

Common Stock           Dean Ward
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204                             0(2)             0%

Common Stock           Lawrence Hartman                            21,000,000(3)          87.3%
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204

Common Stock           All Executive Officers
                       and Directors as a Group
                       (1 person)                                   21,000,000(1)         87.3%

---------
(1)         Mr. Gutierrez is a control person of Kailuamana, SA. Kailuamana owns
            2.5 million shares, or approximately 10.17 percent of the issued and outstanding common shares of Omega Ventures, Inc., and is a control person thereof. This figure does not include 500,000 of our pre-split common shares that a company controlled by Mr. Guttierez is entitled to in the event we fail to repay a loan made by that company to us.
(2)         Mr. Ward is a principal of Capital Holdings Group Worldwide, Ltd.
            and Wye & Walsay, Ltd., which own 63,333 and 2,500,000 shares of Omega Ventures, Inc., respectively, or approximately 8.4% of Omega's issued and outstanding common shares.
(3) Mr. Hartman is CEO of Omega Ventures, Inc. and owns 9,040,000 or approximately 36.7% of its issued and outstanding common shares. As such, he is a control person of Omega Ventures, Inc.
(4) As of January 20, 2003, we had 25,000,000 authorized shares of common stock of which 23,840,053 were issued and outstanding. On February 26, 2003, our board approved an increase in our authorized common shares from 25,000,000 shares to 150,000,000 shares. At that time we also created a class of $.001 par value Series B convertible preferred shares and established 100,000 of authorized shares thereof. Each of said preferred shares is convertible into 1,000 shares of our common stock. Our Articles of Incorporation were amended to reflect this change on February 19, 2003. None of the convertible preferred shares have been issued as of the date of this Report.


CHANGES IN CONTROL

There are currently no arrangements, which would result in a change in control of our management. Notwithstanding the foregoing, Baroda, an entity under the control of our president, George Guttierez, is our landlord and has entered into a Commercial Sublease and Services Agreement (the "Sublease") with our wholly owned subsidiary that provides for base monthly rental payments of $6,000 plus other significant monthly expenses associated with our overhead and personnel expenses. As of the December 31, 2002, Baroda has billed our wholly owned subsidiary $273,641 in connection with this Sublease and has permitted us to defer payment of the entire balance. This balance does not bear any interest but is callable at any time at the election of Baroda. Baroda is our largest single creditor. To the extent that Baroda calls this outstanding balance and we cannot pay, Baroda may be able to compel us to liquidate our operations to make payment or otherwise gain control of our business and operations.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 20, 2003, the Company retained the services of Lawrence Hartman, the Chief Executive Officer of Omega Ventures, Inc., as a consultant to the Company pursuant to the terms of a verbal one year agreement, for which Mr. Hartman is to be paid a fee of $4,166.67 per month. This consulting agreement continues for a term of one year and renews automatically for successive one year terms unless terminated by either Mr. Hartman or us within 60 days of the end of each one year term.

Our president, George Guttierez, is a control person of Baroda, our landlord. Worldwide, our wholly owned subsidiary, has entered into a Commercial Sublease and Service agreement with Baroda (the "Sublease") that requires Worldwide to, among other things, pay Baroda a base rent of $6,000 per month, $2,000 per month for phone service, bandwidth usage at the rate of $12,000 per month, general accounting services at a rate of $2,500 per month, human resources services at a rate of $1,500 per month, as well as employment service usage on an as-needed basis at rates ranging from $900 per month to $3,000 per month As of December 31, 2002, Baroda has billed Worldwide $273,641 in connection with the Sublease and has permitted us to defer payment of this entire balance. This balance does not bear any interest but is callable at any time at the election of Baroda. Baroda is our largest single creditor. Additionally, Worldwide paid Baroda a fee of $12,500 per month for the months December 2002, January 2003 and February 2003 for marketing services rendered to us pursuant to the terms of a written agreement that expires on October 31, 2003. This agreement provides for Baroda to provide us with marketing services as we request them on an as-needed basis and may be extended by us upon delivery to Baroda of written notice of our intent to renew. We are not obligated to pay for marketing services that we may not need. The marketing services rendered are intended to increase traffic to the Equivest on-line casino web-sites. It is not anticipated that we will require any further marketing services from Baroda pursuant to the terms of this Agreement although no assurance can be given in this regard.

October 9, 2002, we borrowed $25,000 from RLG Alliance Group, SA, ("RLG") a company controlled by our current president, George Guttierez, pursuant to the terms of a non-interest bearing six month promissory note. This note has been extended for another six months and is secured by 500,000 of our pre-split common shares. As of the date of this Report, no payments to Mr. Guttierez have been made in connection with this promissory note.

We have entered into a verbal marketing agreement with Omega Ventures, Inc., a company that owns approximately 87.3% of our issued and outstanding shares, pursuant to which Omega Ventures, Inc. is to promote the establishment of internet links with unrelated marketing affiliates designed to provide Equivest and other casino operators with whom we may do business with new players. Pursuant to this verbal agreement, we have agreed to pay Omega Ventures, Inc. ("Omega") from 2%-5% of all net casino winnings derived from players referred by the links that Omega has established. Payments to Omega are to commence after a six month trial period has lapsed.

During July and August of 2002, Georgios Polyhronopoulos, our former president, loaned us $1,220 to pay certain of our expenses. This loan was repaid along with interest accruing thereon at the rate of 10% per annum as of January 20, 2003. During the year ending December 31, 2002, we paid Mr. Polyhronopoulos a total of $11,320 in management fees. A significant portion of the management fee was paid by us to Mr. Polyhronopoulos out of loan proceeds that we received from RLG in October of 2002.

During 2001, we issued 5,000,000 pre-split shares to a company controlled by Mr. Hurley pursuant to the terms of the Reorganization Agreement. During 2002, the 5,000,000 pre-split shares previously issued to the company controlled by Mr. Hurley in connection with the Reorganization Agreement were surrendered to our treasury and we issued 2,000,000 pre-split shares of our common stock in exchange therefor in connection with the Modification Agreement. Additionally, we paid Mr. Hurley annual compensation of $163,000 during 2001.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2. Financial Statement Schedules - None

         3. Exhibits:

Exhibit No.                Description
    3.1           Articles of Incorporation, as amended*
    3.2           Bylaws, as amended*
    4.1           Common Stock Certificate*
   21.1           Names of Subsidiaries
   99.1           Certification Pursuant to 18 U.S.C Section 1350as adopted
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Form 10-SB12G filed with the US Securities and Exchange Commission on April 4, 2000

Reports on Form 8-K

         Incorporated by reference.

         8-K      filed on November 19, 2002
         8-K      filed on January 29, 2003
         8-K      filed on February 19, 2003

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 2003             By: /s/ George Gutierrez
                                      -----------------------------------
                                      George Guttierez, CEO and President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 31, 2003             By: /s/ George Gutierrez
                                      -----------------------------------
                                  George Gutierrez, CEO and Director


Date:  March 31, 2003             By: /s/ Dean Ward
                                      -----------------------------------
                                  Dean Ward, CFO and Director

                                  Certification

We, George Guttierez and Dean Ward, each further certify that:

     1. We have reviewed this annual report on Form 10-KSB of AngelCiti Entertainment, Inc.;

     2. Based upon our knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

     3. Based on our knowledge, the financial statements and other financial information included in this Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

     4. The registrant's other certifying officers, if any, and each of us are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

          c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers, if any, and each of us have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function, if any):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers, if any, and each of us have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: March 28, 2003                 /s/ George Guttierez
                                      -----------------------------------------
                                      George Guttierez, Chief Executive Officer




Dated: March 28, 2003                 /s/ Dean Ward
                                      -----------------------------------------
                                      Dean Ward, Chief Financial Officer





                          AngelCiti Entertainment, Inc.
                       (F/K/A iChance International, Inc.)


                                    Contents



                                                                       Page(s)
                                                                       -------
Independent Auditors' Report                                             F-2

Independent Auditors' Report - Prior Auditor                             F-3

Balance Sheet                                                            F-4

Statements of Operations                                                 F-5

Statements of Changes in Stockholders' Deficiency                        F-6

Statements of Cash Flows                                                 F-7

Notes to Financial Statements                                         F-8 - F-16

                          Independent Auditors' Report


To the Board of Directors of:
    AngelCiti Entertainment, Inc.
    (F/K/A iChance International, Inc.)

We have audited the accompanying balance sheet of AngelCiti Entertainment, Inc. (F/K/A iChance International, Inc.) as of December 31, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2001 were audited by other auditors whose report dated April 8, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of AngelCiti Entertainment, Inc. (F/K/A iChance International, Inc.) as of December 31, 2002, and the results of its operations, changes in stockholders' deficiency and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss of $274,099 in 2002, an accumulated deficit of $1,888,242 at December 31, 2002; cash used in operations in 2002 of $135,961, a working capital deficit of $27,730 at December 31, 2002 and is inactive with no revenues as of December 31, 2002. Those matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
AngelCiti Entertainment, Inc. and Subsidiaries
(Formerly iChance International, Inc.)

We have audited the related consolidated statements of operations, stockholders' equity (deficit) and cash flows of AngelCiti Entertainment, Inc. and Subsidiaries (formerly IChance International) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AngelCiti Entertainment, Inc. and Subsidiaries (formerly IChance International) for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a significant loss from operations for the year ended December 31, 2001. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 8, 2002

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 2002




                                     ASSETS
CURRENT ASSETS
Cash                                                                                   $        75
                                                                                       -----------

TOTAL ASSETS                                                                           $        75
                                                                                       ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

NET LIABILITIES FROM DISCONTINUED OPERATIONS                                           $    27,805
                                                                                       -----------

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, Series B, $0.001 par value, 100,000 shares authorized,
  None issued and outstanding                                                                   --
Common stock, $0.001 par value, 150,000,000 shares authorized,
  2,840,000 issued and outstanding                                                           2,840
Additional paid-in capital                                                               1,857,672
Accumulated deficit                                                                     (1,888,242)
                                                                                       -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                             (27,730)
                                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $        75
                                                                                       ===========

                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                            STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2002 AND 2001



                                                                               2002            2001
                                                                           -----------     -----------

REVENUES                                                                   $        --     $        --

OPERATING EXPENSES                                                                  --              --
                                                                           -----------     -----------

Loss from discontinued operations                                             (274,099)     (2,203,664)
                                                                           -----------     -----------

NET LOSS                                                                   $  (274,099)    $(2,203,664)
                                                                           ===========     ===========

Net loss per share - basic and diluted                                     $     (0.09)    $     (1.14)
                                                                           ===========     ===========

Weighted average number of shares outstanding during the year - basic
  and diluted                                                                3,024,932       1,940,628
                                                                           ===========     ===========

                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                 Convertible Preferred Stock       Common Shares
                                 ---------------------------       -------------
                                                                                          Additional
                                                                                            Paid-in      Accumulated
                                      Shares     Amount        Shares         Amount        Capital        Deficit          Total
                                      ------     ------        ------         ------        -------        -------          -----



Balance, December 31, 2000               --   $        --     1,242,957    $     1,243    $   456,407    $   589,521    $  1,047,171

Common stock issued for cash             --            --         7,043              7        630,412             --        630,419

Commissions paid on stock offerings      --            --            --             --       (378,251)            --       (378,251)

Additional capital contributed           --            --            --             --         38,385             --         38,385

Recapitalization                         --            --     2,340,000          2,340         (7,180)            --         (4,840)

Net loss, 2001                           --            --            --             --             --     (2,203,664)    (2,203,664)
                                      -----   -----------   -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001               --            --     3,590,000          3,590        739,773     (1,614,143)      (870,780)

Common stock received and
 cancelled in connection
 with modification agreement
 (see Note 4)                            --            --    (1,250,000)        (1,250)     1,116,399             --      1,115,149

Common stock issued in
 connection with modification
 agreement (see Note 4)                  --            --       500,000            500          1,500             --          2,000

Net loss, 2002                           --            --            --             --             --       (274,099)      (274,099)
                                     ------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE DECEMBER 31, 2002                --   $        --     2,840,000    $     2,840    $ 1,857,672    $(1,888,242)   $   (27,730)
                                     ======   ===========   ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                              2002           2001
                                                                          -----------     -----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $  (274,099)    $(2,203,664)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                  4,873          21,521
 Loss on impairment of investment                                                  --          50,000
 Loss on impairment of intangible assets                                        1,708              --
 Change in accounting estimate                                                     --         390,921
 Changes in operating assets and liabilities:
 Increase (decrease) in:
 Accounts receivable                                                          419,251        (599,576)
 Other assets                                                                  25,674              --
 Interest receivable                                                               --          31,907
 Prepaid assets                                                                    --          95,045
 Accounts payable                                                            (301,110)        754,015
 Accrued expenses                                                             (12,258)         12,258
 Deferred revenue                                                                  --        (111,500)
                                                                          -----------     -----------
 NET CASH USED IN OPERATING ACTIVITIES                                       (135,961)     (1,559,073)
                                                                          -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash forfeited pursuant to modification agreement                            (24,847)             --
 Purchase of gaming software license                                               --        (100,000)
 Purchase of fixed assets                                                      (3,421)        (23,327)
 Purchase of intangible assets                                                     --         (13,050)
                                                                          -----------     -----------
 NET CASH USED IN INVESTING ACTIVITIES                                        (28,268)       (136,377)
                                                                          -----------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in notes receivable - related party                                      --         450,000
 Proceeds from notes payable                                                       --          90,000
 Proceeds from related party payable                                           74,220         192,593
 Proceeds from loan payable                                                    25,000              --
 Common stock issued for cash                                                      --         630,419
 Commissions paid on stock offering                                                --        (378,251)
 Additional capital contributed                                                    --          38,385
 Deferred stock offering costs                                                     --         173,623
 Stock subscription deposit                                                        --        (289,229)
                                                                          -----------     -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                     99,220         907,540
                                                                          -----------     -----------

 Net Decrease in Cash                                                         (65,009)       (787,910)
                                                                          -----------     -----------

 Cash at Beginning of Year                                                     65,084         852,994
                                                                          -----------     -----------

 CASH AT END OF YEAR                                                      $        75     $    65,084
                                                                          ===========     ===========

 Supplemental Disclosure of Cash Flow Information
              Interest                                                    $        --     $        --
                                                                          ===========     ===========
              Income taxes                                                $        --     $        --
                                                                          ===========     ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
            Assets transferred in payment of accounts payable             $        --     $    15,972


                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   -----------------------------------------------------------------

         (A) DESCRIPTION OF BUSINESS

         AngelCiti Entertainment, Inc. (the "Company") was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. On September 17, 2001, Card-Smart Corp. changed its name to iChance International, Inc. On January 20, 2003, iChance International, Inc. changed its name to AngelCiti Entertainment, Inc. The Company has focused on licensing software to be used in connection with online gaming, specifically land based casinos desiring an online presence. On January 20, 2003, the Company acquired Worldwide Management, S.A. ("Worldwide") in a transaction accounted for as a recapitalization of Worldwide. The Company is currently engaged as an administrator and facilitator of online casino operations and sub licensor of online casino software.

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements for the year ended December 31, 2001 and for the period from January 1, 2002 through March 31, 2002 reflect the consolidated operations of the Company and its three subsidiaries before the Company divested those subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period presented. Actual results may differ from these estimates.

         (D) CASH EQUIVALENTS

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E) STOCK-BASED COMPENSATION

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

         (F) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         (G) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2002, there were no common stock equivalents outstanding which may dilute future earnings per share. All share and per share amounts in the accompanying financial statements have been retroactively restated for a 1 for 4 reverse stock split (see Note 10).

         (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts payable, loan payable - related party, and note payable - related party, approximate fair value due to the relatively short period to maturity for these instruments.

         (I) NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 2   ASSET IMPAIRMENT
------   ----------------

The Company received gaming software licensing rights for United States territories during the year ended December 31, 2001. At December 31, 2002, the unamortized license was valued at $1,458. Under the terms of a modification agreement (see Note 4), the license was obtained as part of a transaction in which the Company issued 500,000 shares of common stock valued at $2,000 (see Notes 4 and 7). As of December 31, 2002, the license was determined to be fully impaired and the Company recorded a charge to operations for an impairment loss totaling $1,458 included in loss from discontinued operations.

During the year ended December 31, 2002, the Company received certain non-marketable securities in connection with a modification agreement (see Note
4). The Company received 250,000 shares of non-marketable equity securities valued at $250. In November 2002, the shares were paid to the gaming software licensor in exchange for the additional right to gaming software outside the United States of America. The license was valued in this contemporaneous exchange at $250 and subsequently charged to operations as an impairment loss.

NOTE 3   NET LIABILITIES FROM DISCONTINUED OPERATIONS
------   --------------------------------------------

Effective March 31, 2002, (see Note 4) the Company amended certain terms set forth in a previously executed Plan and Agreement of Reorganization. As a result of the amendment, the operations had been determined to be discontinued for financial statement disclosure purposes. The Company then entered a new development stage which ceased on December 31, 2002 and accordingly all operations through December 31, 2002 are considered discontinued (see Note 10 for subsequent reverse acquisition). Only the remaining assets and liabilities have been reflected in the accompanying financial statements.

Net liabilities from discontinued operations are as follows at December 31, 2002:

Accounts Payable                            $   1,585
Note Payable - Related Party                   25,000       (See Note 5)
Loan Payable - Related Party                    1,220       (See Note 6)
                                            ---------
                                            $  27,805
                                            =========

NOTE 4   MODIFICATION AGREEMENT
------   ----------------------

Effective March 31, 2002, the Company entered into a Modification Agreement ("Agreement") with Software Ventures, Inc. ("Ventures") to modify and amend certain terms set forth in the Plan and Agreement of Reorganization ("Reorganization") between them on September 14, 2001. The Agreement amends the Reorganization to change it to an Asset Purchase Agreement and all assets and liabilities of the Company and its subsidiaries have been returned to Ventures, and Ventures has returned the 1,250,000 shares of the Company's common stock that had been subsequently cancelled (see Note 7). The Agreement provides

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Ventures with 500,000 (see Notes 2 and 7) newly issued shares of the Company's common stock and the Company has received one copy of Venture's FutureBet casino gaming software and 250,000 shares of Venture's common stock. The Company's copy of the casino gaming software is without right, title, or interest in underlying source code and is solely for operators and licensors within the 50 United States for a period of three years. (See Notes 2 and 7)

Also effective March 31, 2002, the Company's then President, who was also the Director, Secretary, and Treasurer, resigned his positions with the Company. The Company has appointed a new President, who also acts as Director, Secretary, and Treasurer. The newly appointed President is the same individual that was the majority shareholder and officer of the Company prior to the Reorganization on September 14, 2001. The Company has accounted for the operations returned to Ventures as discontinued. At March 31, 2002, the Company's subsidiaries had net liabilities in excess of assets of $1,115,149. At the time of the Agreement, Ventures and the Company were under common control and the previously issued 1,250,000 shares of common stock that were cancelled as part of the Agreement have been valued based on the net liabilities in excess of assets of $1,115,149. This amount has been credited to additional paid-in capital because of the common control that existed.

NOTE 5   NOTES PAYABLE - RELATED PARTY
------   -----------------------------

On October 9, 2002, the Company entered into a non interest bearing promissory note with RLG Alliance Group, SA, ("RLG") a Costa Rica corporation, in the amount of $25,000 (see Notes 3 and 6). The promissory note states that the note is payable on or before the six month anniversary date. On the same date as the note, RLG and the Company entered into a conversion agreement for the promissory note to convert it to 125,000 shares of its common stock at $0.20 per share. The Conversion Agreement is a security and collateral agreement that can be executed by the holder in case of the Company's default on the note. In connection with any default, the note can be converted to equ0 ity pursuant to the executed agreement. The note holder has extended the due date of this note an additional six months to October 9, 2003. As of December 31, 2002, and as of the date of this report there have been no repayments to the note holder. The agreement also states that if the Company's transaction with an unrelated third party is not consummated, then either the Company or RLG will have the right to rescind the agreement and have their respective stock or cash returned.

NOTE 6   RELATED PARTY TRANSACTIONS
------   --------------------------

During July and August 2002, the Company's president at that time loaned the Company $1,220 (see Note 2) to pay certain corporate expenses. The loan is payable on demand, unsecured, and bears interest of 10% per annum. In addition, during the year ended December 31, 2002, the Company paid its president at that time a total of $11,320 in management fees. (See Note 3)

On October 9, 2002, the Company entered into a promissory note with its former president totaling $25,000 (see Notes 3 and 5).

NOTE 7   STOCKHOLDERS' DEFICIENCY
------   ------------------------

On March 31, 2002, pursuant to a modification agreement, the Company received and cancelled 1,250,000 shares of its common stock having a fair value of $1,115,149. Additionally, in connection with this agreement, the Company issued 500,000 shares of its common stock, having a fair value of $2,000 in exchange for software rights and an investment in a non-marketable equity security. (See Notes 2 and 4)

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 8   INCOME TAXES
------   ------------

There was no income tax expense for the years ended December 31, 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2002 and 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                   2002              2001
                                               --------------    -------------
Computed "expected" tax expense (benefit)      $    (93,194)     $  (154,000)
Change in tax rate estimate                          23,520             -
Change in valuation allowance                        69,674          154,000
                                               ------------      -----------
                                               $       -         $      -
                                               ============      ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

Deferred tax assets:
Net operating loss carryforward                $    253,674
                                               ------------
Total gross deferred tax assets                     253,674
Less valuation allowance                           (253,674)
                                               ------------
Net deferred tax assets                        $         --
                                               ============

The Company has a net operating loss carryforward of approximately $746,100 available to offset future taxable income expiring 2022. Utilization of this loss may be limited due to the change in control which occurred in January 2003 (see Note 10).

The valuation allowance at December 31, 2001 was $184,000. The net change in valuation allowance during the year ended December 31, 2002 was an increase of $69,674.

NOTE 9   GOING CONCERN
------   -------------

As reflected in the accompanying financial statements, the Company has a net loss of $274,099 in 2002, an accumulated deficit of $1,888,242 at December 31, 2002; cash used in operations in 2002 of $135,961, a working capital deficit of $27,730 at December 31, 2002, and has no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. In January 2003, the Company acquired Worldwide Management, S.A. (D/B/A Worldwide Capital Holdings) (see Note 10).

NOTE 10  SUBSEQUENT EVENTS
-------  -----------------

On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

On January 20, 2003, the Company acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 21,000,000 for the Company's common shares. The transaction was accounted for as a recapitalization of Worldwide. Upon this recapitalization of Worldwide, the Company had an economic concentration based on its dependence from its landlord to pay and provide certain corporate expenses and related services. Subsequent to the acquisition, the balance sheet of the Company consists of the assets and liabilities of Worldwide and the Company at historical cost. The operations consist of the historical operations of Worldwide and the operations of the Company from the acquisition date.

On January 20, 2003, the Company effectuated a 1 for 4 reverse common stock split. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the reverse split.

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

On January 20, 2003 ("effective date"), AngelCiti Entertainment, Inc. f/k/a iChance International, Inc. and Worldwide Management, S.A. d/b/a Worldwide Capital Holdings entered into a bill of sale agreement with Equivest Opportunity Fund, Inc. ("Equivest") to sublicense its software license. Under the terms of the sublicense, Equivest will pay the Company a license fee equal to the costs of all expenses associated with all of the operations of the software and marketing of the Company's website and URL, plus 95% of the net proceeds derived from the operations of the software. In exchange, Equivest will receive any and all rights, title, and interest in various URL addresses as fully described in the sublicense agreement. As a result of the agreement, the Company is considered to have an economic concentration with Equivest as 95% of their revenues are derived from the result of Equivest's operations. As a result of such concentrations, the entity is vulnerable to a potential severe impact in the near-term. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of the date of the accompanying audit report, there have been no events that have adversely effected the operations of the Company. The term of the agreement is for three years from the effective date and terminates on January 19, 2006. The agreement shall automatically renew for one year periods on each anniversary of the effective date unless proper notification for non-renewal is properly made.

On February 26, 2003, the Board of Directors adopted a resolution to issue 150,000,000 shares.

On February 26, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value. Under the terms of the convertible preferred stock, each share of preferred stock is convertible into 1,000 shares of common stock. The holders of Series B, preferred stock have liquidation rights senior to the Company's common stock. Series B, preferred stock is not entitled to receive any dividends. In the event of a consolidation merger or recapitalization there will be an adjustment ratio regarding the convertible preferred stock, Series B. As of the date of this report there have been no issuances of convertible preferred stock, Series B.

On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin will also receive 100,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair

                          ANGELCITI ENTERTAINMENT, INC.
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


value of $0.40 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the date of the accompanying audit report, the $110,000 fee had not been paid. Total fees of $110,000 and $40,000 will be recognized ratibly over the agreement term.

On February 10, 2003, the Company initiated a regulation "S" offering to sell up to 6,000,000 shares of common stock. On March 20, 2003, the Company issued 107,086 shares of common stock in connection with a regulation "S" offering. The shares were issued for proceeds of $42,814.