Form 10QSB
period 2003-03-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2003-05-20
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2003

                         Commission File Number: 0005468


                          ANGELCITI ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                           ICHANCE INTERNATIONAL, INC.
                           (Former name of registrant)

                     Nevada                                 52-2043569
         State or other jurisdiction of                  (I.R.S. Employer
         Incorporation or organization)                  Identification No.)

             9000 Sheridan Street, Suite 7 Pembroke Pines, FL 33024 (Address of Principal Executive Offices including zip code)

                                 (800) 908-9574
                           (Issuers Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                 Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [x]

As of May 1, 2003, there were 24,782,780 outstanding shares of common stock, par value $0.01. This figure does not take into account a 6 for 1 forward split that was effective as of May 7, 2003.

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                           --------------------------
                                 March 31, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                               $      66
  Accounts receivable, net                                              56,088
  Due from majority stockholder                                        126,915
  Deferred expense                                                      91,667
                                                                     ---------
TOTAL ASSETS                                                         $ 274,736
                                                                     =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Cash overdraft                                                     $   7,938
  Accounts payable                                                     348,791
  Accrued royalty payable                                               33,089
  Loan payable, related party                                          280,909
  Payouts due                                                           24,446
  Customer deposits                                                     19,547
  Payroll taxes payable                                                 10,839
  Net liabilities from discontinued operations                          25,000
                                                                     ---------
TOTAL CURRENT LIABILITIES                                              750,559
                                                                     ---------

STOCKHOLDERS' DEFICIENCY
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                        --
  Common stock, $0.001 par value, 150,000,000 shares authorized
      144,282,834 shares issued and outstanding                        144,283
  Additional paid in capital                                           234,321
  Accumulated deficit                                                 (523,594)
                                                                     ---------
                                                                      (144,990)
  Less:  Deferred license fee                                         (297,500)
  Less:  Deferred consulting fees                                      (33,333)
                                                                     ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                        (475,823)
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $ 274,736
                                                                     =========

          See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                   Three months ended March 31,
                                                     2003              2002
                                                -------------    -----------------

Casino Revenues, net                            $     325,530    $              --
                                                -------------    -----------------

OPERATING EXPENSES
Amortization                                           15,026                   --
Bad debts                                              24,849                   --
Consulting                                             29,400                   --
Royalty                                                53,356                   --
Marketing                                              54,500                   --
Legal                                                  30,580                   --
Rent                                                   20,775                   --
General and Administrative                            220,797                   --
                                                -------------    -----------------
TOTAL OPERATING EXPENSES                              449,283                   --
                                                -------------    -----------------

LOSS FROM OPERATIONS                                 (123,753)                  --
                                                -------------    -----------------

OTHER INCOME
Interest income                                            22                   --
Other income                                            3,046                   --
                                                -------------    -----------------
TOTAL OTHER INCOME                                      3,068                   --
                                                -------------    -----------------

NET LOSS                                        $    (120,685)   $              --
                                                =============    =================

NET LOSS PER SHARE - BASIC AND DILUTED          $        0.00    $              --
                                                =============    =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        during the year - basic and diluted       139,455,170                   --
                                                =============    =================


          See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three months ended March 31,
                                                              2003        2002
                                                           ---------    ---------
Cash Flows from Operating Activities:
Net loss                                                   $(120,685)   $      --
Adjustments to reconcile net loss to net cash used in by
      operating activities:
Amortization                                                  15,026           --
Bad debts                                                     24,849           --
Recognition of deferred expense and consulting fees           25,000           --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Due from majority stockholder                             (126,915)          --
  Accounts receivable                                        (75,862)          --
Increase (decrease) in:
  Accounts payable                                           238,441           --
  Accrued royalty payable                                      1,856           --
  Customer deposits and payouts due                           (8,541)          --
  Payroll taxes payable                                        3,282           --
  Net liabilities from discontinued operations                (2,805)          --
                                                           ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                        (26,354)          --
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from acquisition                                  75           --
                                                           ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         75           --
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                               7,938           --
  Issuance of common stock                                    42,834           --
  Repayment of loan payable, parent                          (48,423)          --
  Proceeds from loan payable                                   7,268           --
                                                           ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      9,617           --
                                                           ---------    ---------

Net Decrease in Cash                                       $ (16,662)   $      --

Cash at Beginning of Period                                   16,728           --
                                                           ---------    ---------

CASH AT END OF PERIOD                                      $      66    $      --
                                                           =========    =========


           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 -----------------------------------------------------------------------


On March 4, 2003, the Company issued 600,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000. (See Notes 3, 6 and 11)





           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)



NOTE 1   BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.
For further information, refer to the audited consolidated financial statements and footnotes of Worldwide Management, SA for the year ending December 31, 2002 included in AngelCiti's Form 8-K.

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         AngelCiti Entertainment, Inc.'s subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings ("Worldwide"), was incorporated in Costa Rica in 2002, and acquired by AngelCiti Entertainment, Inc. (f/k/a iChance International, Inc.) in January 2003. The transaction was accounted for as a recapitalization of Worldwide (see Note 6). AngelCiti Entertainment, Inc. and its subsidiary, Worldwide Management S.A., herein after will be collectively referred to as the "Company."

         The Company administers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet. The Company uses state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company The Company launched its internet gaming operations on April 1, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 4).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly-owned Subsidiary, Worldwide Management S.A. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) REVENUE RECOGNITION

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers are netted with revenues.

         The total amount wagered ("handle") was $16,704,023 for the three months ended March 31, 2003. The relationship of revenues to handle ("hold percentage") was 1.95% for the three months ended March 31, 2003.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)


         (D) RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.
          The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003 (see Note 8).

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity. (See Note 8)

NOTE 2   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of March 31, 2003.

During the three months ended March 31, 2003, the Company recorded a bad debt expense for the holdback of $24,849.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)


Accounts receivable at March 31, 2003 was as follows:

               Accounts receivable                      $ 179,660
               Allowance for chargebacks                 (123,572)
                                                        ---------
               ACCOUNTS RECEIVABLE, NET                 $  56,088
                                                        =========

NOTE 3   DEFERRED EXPENSES
--------------------------

On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin received 600,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the March 31, 2003, the $110,000 fee had not been paid. Total fees of $110,000 and $40,000 are being recognized ratably over the agreement term.

For the three months ended March 31, 2003, the Company recognized expenses aggregating $25,000. Of this total, $18,333 and $6,667, related to expense recognition for deferred consulting fees (assets) and deferred consulting fees (equity), respectively. As a result, the Company had $91,667 and $33,333 in deferred consulting fees assets related to the cash fee due and deferred consulting fees related to the stock based fee, respectively, remaining at March 31, 2003 to be amortized over the remaining term of the agreement. (See Note 6)

NOTE 4   CONTINGENCIES
----------------------

The Company subject to applicable laws in the jurisdictions in which they operate and offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on business, revenues, operating results and the financial condition of the Company.

On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2002, the current 6.75% "betting duty" that is passed onto a player, and 9% total betting duty, will be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua, and Alderney. A UK government issued "Bookmakers Permit" will be required to accept wagers. Currently, a UK based bookmaker may operate an Internet bookmaking site, but must collect the betting duty. This reform is expected to make the UK a significant hub of gaming. It is predicted that their official entry into online gaming could put pressure on the United States and other entities toward regulating the industry.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)


Governments in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gambling. After previous similar bills failed to pass in 1998, in November 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries). A similar bill failed to pass the United States House of Representatives. In 2002, a United States Senator recommended a bill to prohibit online gambling, which once again did not pass through Congress. There can be no assurance as to whether the Senate bill or any similar bill will become law. In addition, existing U.S. federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that governmental authorities may view the Company as having violated such statutes or laws. Several state Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or its employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against Worldwide and/or its employees. Such proceedings could have a material adverse effect on business, revenues, operating results and financial condition of the Company. In addition, as electronic commerce further develops, it too may generally be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on business, revenues, operating results and financial condition of the Company. The Company intends to minimize the potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing their marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming business.

The Company's online casino operations are conducted in accordance with the laws of the country of Costa Rica, where there is currently no gaming license requirement. In the event that the laws of Costa Rica change to require gaming licenses for online casinos then the Company intends to promptly comply with such laws.

NOTE 5   LOAN PAYABLE, RELATED PARTY
------------------------------------

During the three months ended March 31, 2003, the Company's landlord, a related party, paid $7,268 of corporate expenses on behalf of the Company which is included in the $280,909 balance as reflected in the balance sheet. The loan is non-interest nearing, unsecured, and due on demand.

NOTE 6   STOCKHOLDERS' DEFICIENCY
---------------------------------

On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)


On January 20, 2003, the Company acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 126,000,000 of the Company's common shares. The transaction was accounted for as a recapitalization of Worldwide since the shareholders of Worldwide obtained an approximate 88% voting interest and control of AngelCiti. Pursuant to the recapitalization, for accounting purposes, the Company is deemed to have issued 17,040,000 common shares to the original stockholders' of AngelCiti Entertainment, Inc. Upon this recapitalization of Worldwide, the Company had an economic concentration based on its dependence from its landlord to pay and provide certain corporate expenses and related services. Subsequent to the acquisition, the balance sheet of the Company consists of the assets and liabilities of Worldwide and the Company at historical cost. The operations consist of the historical operations of Worldwide and the operations of the Company from the acquisition date.

On January 20, 2003, the Company effectuated a 1 for 4 reverse common stock split. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse split. In May 2003, a 6 for 1 forward split was effected (see Note 11).

On January 20, 2003 ("effective date"), AngelCiti Entertainment, Inc. f/k/a iChance International, Inc. and Worldwide Management, S.A. d/b/a Worldwide Capital Holdings entered into a bill of sale agreement with Equivest Opportunity Fund, Inc. ("Equivest") to sublicense its software license. Under the terms of the sublicense, Equivest will pay the Company a license fee equal to the costs of all expenses associated with all of the operations of the software and marketing of the Company's website and URL, plus 95% of the net proceeds derived from the operations of the software. In exchange, Equivest will receive any and all rights, title, and interest in various URL addresses as fully described in the sublicense agreement. As a result of the agreement, the Company is considered to have an economic concentration with Equivest as 95% of their revenues are derived from the result of Equivest's operations. As a result of such concentrations, the entity is vulnerable to a potential severe impact in the near-term. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of March 31, 2003, there have been no events that have adversely effected the operations of the Company. The term of the agreement is for three years from the effective date and terminates on January 19, 2006. The agreement shall automatically renew for one year periods on each anniversary of the effective date unless proper notification for non-renewal is properly made. As of March 31, 2003, Equivest was not owed any fees under the terms of this sub-license agreement from Company.

On February 26, 2003, the Board of Directors adopted a resolution to authorize 150,000,000 shares of common stock.

On February 26, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value. Under the terms of the convertible preferred stock, each share of preferred stock is convertible into 6,000 shares of common stock. The holders of Series B, preferred stock have liquidation rights senior to the Company's common stock. Series B, preferred stock is not entitled to receive any dividends. In the event of a consolidation, merger or recapitalization there will be an adjustment ratio regarding the convertible preferred stock, Series B. As of March 31, 2003, there have been no issuances of convertible preferred stock, Series B.

On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin will also receive 600,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of March 31, 2003, the $110,000 fee had not been paid. Total fees of $110,000 and $40,000 will be recognized ratably over the agreement term. (See Note 3)

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)


On February 10, 2003, the Company initiated a Regulation "S" offering to sell up to 36,000,000 (post 6 for 1 split) (see Note 11) shares of common stock. On March 20, 2003, the Company issued 642,516 shares of common stock in connection with a Regulation "S" offering. The shares were issued for proceeds of $42,834.

NOTE 7   RELATED PARTY TRANSACTIONS
----------------------------------

During the three months ended March 31, 2003, the Company paid $4,400 to a party with a controlling interest in a principal stockholder for consulting fees under an oral consulting agreement.

The sole director, officer, and shareholder of First National Consulting, Inc. is the Company's President (See Note 8).

At March 31, 2003 the Company had a loan payable of $280,909 to a related party (see Note 5).


NOTE 8   VARIABLE INTEREST ENTITIES
-----------------------------------

Subsequent to March 31, 2003, in May, 2003, the Company entered into a payment processing agreement with First National Consulting, Inc. ("FNC"), a Belize corporation. Under the terms of the agreement, FNC will provide payment processing services to the Company. In exchange for receiving these services, no cash or non-cash compensation for these services will be paid by the Company to FNC since FNC believes that the increase in volume for such transactions for its operations will provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC and its service providers on behalf of the Company will lead to reduced rates for future services with these providers for the Company and FNC believes this will serve as fair consideration for this transaction.

The sole director, officer, and shareholder of FNC is the Company's President (See Note 7). Accordingly, the Company is currently evaluating the applicability of FIN 46 (See Note 2 (D)) to determine the nature, purpose, size, and activities of FNC in order to determine if FNC is a variable interest entity and if the Company would be required to consolidate it on the effective date of FIN 46.

NOTE 9   SOFTWARE CONCENTRATION
------------------------------

The Company depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 10  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $120,685 and net cash used in operations of $26,354 for the three months ended March 31, 2003 and a working capital deficiency of $475,823, accumulated deficit of $523,594 and a stockholders' deficiency of $475,823 at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)


NOTE 11  SUBSEQUENT EVENTS
--------------------------

On April 1, 2003, the Company issued 857,484 common shares at $0.067 per share and 118,416 common shares at $0.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $66,047.

On April 17, 2003, the Company issued 1,261,404 shares of common stock at $0.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $94,605.

On May 1, 2003, the Company issued 934,026 shares of common stock at $0.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $70,052.

On May 7, 2003, the Company effectuated a 6 for 1 forward common stock split. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the forward split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PLAN OF OPERATION

         In March of 2002, we determined that a previously formulated business plan that provided for us to develop our own line of online gaming software would not be viable, and that it was more prudent for us to license the software of other providers. As a result, all of our software development operations were terminated. Our new direction provided for us to become the licensee of an already existing online gaming software product. However, we realized that we did not have the resources needed to market this product and conducted virtually no operations through the time that we purchased all of the shares of Worldwide Management, SA ("Worldwide") in January of 2003. We conducted virtually no business operations during the fiscal year ending December 31, 2002. Operations for 2002 have been presented in our financial statements as discontinued operations. As a result, we have no financial results to compare to our current on-line casino administration operations.

         At the time of the closing of the Worldwide acquisition, Worldwide already had a strong licensee relationship with a top-tier software provider, and had processed $25,991,878 in gaming transactions from its inception in May 2002 through year-end. For the quarter ending March 31, 2003, Worldwide processed an additional $16,704,023 in gaming transactions as contrasted with $16,539,921 of gaming transactions in the fourth quarter of 2002. Worldwide processed $325,530 and $410,497 of net casino winnings for those quarters, respectively. Worldwide's relationship of revenue to handle decreased from approximately 2.48% to 1.95% from the fourth quarter of last year to the first quarter of this year. While we are pleased with Worldwide's gaming transaction growth, we can never be assured that such growth will continue, as past performance and trends can never serve as an indication of our future performance, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

         Our revenues are presently generated as a result of an agreement that provides for our administration of the online casinos owned by a third party. Pursuant to this agreement we receive a fee based upon the revenue generated by the casinos' online play. We, in turn, pay out a percentage of that fee to our software provider/licensor. While we may develop our own proprietary online gaming software in the future, we have no current plan to do so and do not anticipate that we will have any research and development expenses. We do not currently envision the purchase or sale of plant or significant equipment and anticipate that Worldwide's staffing requirements will remain as they are.

         Serious concerns do currently exist regarding our present overall financial position. While we generate revenue, we need to re-pay funds owed to an affiliated entity which has and continues to provide us with subleased office space, internet bandwidth, phone services, accounting, human resources, payroll, licensing and other services. We cannot ensure that this entity will continue to provide us with these services given the current outstanding debt to them.

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As the winnings of the online casino operations that we administer represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well.

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

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and is expected to come to a full vote in the House this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the House Finance Committee Bill, which would still need to be reconciled with a related Senate Bill and subsequently signed by the President before it could become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

         Worldwide is a licensor and developer of online gaming software and is an administrator of the online casino websites owned by a third party. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with the owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

            Although we believe that the operations of Worldwide do not require a gaming license, both Worldwide and the casinos whose sites Worldwide administers currently operate their respective businesses under the gaming license of Worldwide's landlord. Worldwide's landlord is also engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide to operate its business under the umbrella of Baroda's gaming license. Additionally, no assurance can be given that the Costa Rican government will permit the casinos whose sites Worldwide administers to operate their respective businesses under the umbrella of Baroda's gaming license. Worldwide and its customers may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and could result in the termination of Worldwide's current operations.

LIQUIDITY AND CAPITAL RESOURCES

         We are insolvent, as our current liabilities are significantly greater than our current assets. We have limited cash and cash equivalents. Total cash and cash equivalents at March 31, 2003 were $66 as compared to $75 at December 31, 2002 but was offset by an increase in our accounts receivable to $56,088 from $-0- over the same periods. These receivables represent $56,088 of payments due us from the entity that processes the gaming transactions of our customer/casinos. Additionally, receivables of $126,915 are due us from our majority shareholder. Despite this increase in receivables, we still suffered a working capital deficit of $475,823 as of March 31, 2003 that resulted from our ongoing losses.

         Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, or to obtain financing or refinancing as may be required if we cannot generate sufficient cash flow from operations. We may not be able to do either and may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, we have raised $273,538, pursuant to a Regulation S offering, during the course of which we sold 635,641 of our pre-split restricted common shares. These shares were sold in connection with an agreement expiring on May 12, 2003 that permits investors to purchase up to 6,000,000 of the our pre-split restricted common shares at prescribed prices as set forth in the agreement. The shares issued pursuant to the agreement carry certain registration rights that require us to include all or a portion of these shares in any registration statement that we file with the US Securities and Exchange Commission under certain circumstances. As of March 31, 2003, $280,909 of our operating losses had been funded by loans from Worldwide's landlord. These loans are callable on the demand of Worldwide's landlord. No assurance can be given that these loans will not be called or that Worldwide's landlord will continue to make loans to us should we need them.

            Until we can sufficiently grow our revenues, we will be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding resulting from the efforts of those parties with whom we have contracted.

         While we are hopeful that Worldwide's on-line gaming operations will generate positive cash flow during the second half of 2003, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

Future Expenditures

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, software upgrades, marketing and advertising expenses and for general working capital purposes

PART II. OTHER INFORMATION

Item 1   Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

         As of March 14, 2003 we issued 100,000 of our pre-split common shares to an entity in connection with a consulting agreement. These shares were issued in a privately negotiated transaction pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as a transaction by an issuer not involving a public offering. No underwriter was utilized in connection with this offering and no commissions or underwriting discounts were paid in connection therewith. On March 20, 2003, we commenced a private offering of up to 6,000,000 of our pre-split restricted common shares at prices derived from the market value of our shares as traded on the over-the-counter bulletin board. These shares are offered for sale pursuant to Regulation S, promulgated under the Act. As of the date of this report, we have sold 635,641 of our pre-split restricted shares to 1 foreign person and/or foreign entity. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other Information.

         On May 1, 2003, we announced that we would effect a 6 for 1 forward stock split effective as of May 9, 2003, for shareholders of record as of the end of trading on May 7, 2003.

         As of May 1, 2003, we have entered into a Payment Processing Agreement with First National Consulting, Inc., a Belize corporation ("FNC"). As a result of this Agreement, all gaming transactions for the online casino operations that we administer are processed through FNC's bank accounts in Belize rather than our bank accounts in Costa Rica. FNC is controlled by George Guttierez, our president and receives no compensation from us in connection with this Agreement. If FNC were to be unable to forward net winnings to our casino customers or return funds to their respective players, our business would be materially and adversely affected.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

                  1. Financial Statements of the Registrant are included under Part 1 Item 1, hereof.

                  2.       Financial Statement Schedules - None

                  3.       Exhibits:

              Exhibit No.           Description

                  3.1      Articles of Incorporation, as amended*

                  3.2      Bylaws, as amended*

                  4.1      Common Stock Certificate*

                  21.1     Names of Subsidiaries**

                  99.1 Certification Pursuant to 18 U.S.C Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Form 10-SB12G filed with the US Securities and Exchange Commission on April 4, 2000

** Incorporated by reference to our Form 10-KSB for the year ending December 31, 2002, filed with the US Securities and Exchange Commission on March 31, 2003.

         (b)      Reports on Form 8-K
                  -------------------

                  Incorporated by reference.

                  8-K      filed on January 29, 2003
                  8-K      filed on February 19, 2003

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 20, 2003                    By:  /s/ George Guttierez
                                           -----------------------------------
                                           George Guttierez, CEO and President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 20, 2003                    By:  /s/ George Guttierez
                                           -----------------------------------
                                           George Gutierrez, CEO and Director


Date:  May 20, 2003                    By:  /s/ Dean Ward
                                           -----------------------------------
                                           Dean Ward, CFO and Director

                                  Certification
                                  -------------

We, George Guttierez and Dean Ward, each further certify that:

1. We have reviewed this annual report on Form 10-QSB of AngelCiti Entertainment, Inc.;

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



                                 /s/ George Guttierez
Dated: May 20, 2003              -----------------------------------------
                                 George Guttierez, Chief Executive Officer


                                 /s/ Dean Ward
Dated: May 20, 2003              -----------------------------------------
                                 Dean Ward, Chief Financial Officer