Form 10QSB
period 2003-06-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2003-08-14
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2003

                         Commission File Number: 0005468

                          ANGELCITI ENTERTAINMENT, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                           ICHANCE INTERNATIONAL, INC.
                           ---------------------------
                           (Former name of registrant)

                   Nevada                                 52-2043569
                   ------                                 ----------
        State or other jurisdiction of                  (I.R.S. Employer
        Incorporation or organization)                  Identification No.)

             9000 Sheridan Street, Suite 7 Pembroke Pines, FL 33024
             ------------------------------------------------------
           (Address of Principal Executive Offices including zip code)

                                 (800) 908-9574
                                 --------------
                           (Issuers Telephone Number)

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

As of June 30, 2003, there were 149,903,927 outstanding shares of common stock, par value $0.001.

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 June 30, 2003
                                 -------------
                                   (Unaudited)


                                    ASSETS
                                    ------

CURRENT ASSETS
  Cash                                                               $  14,496
  Prepaids and other                                                    32,500
  Deferred expense                                                      41,667
                                                                     ---------
TOTAL CURRENT ASSETS                                                    88,663
                                                                     ---------

EQUIPMENT, NET                                                          17,472
                                                                     ---------

OTHER ASSETS                                                             1,194
                                                                     ---------

TOTAL ASSETS                                                         $ 107,329
                                                                     =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
  Note payable                                                       $ 102,500
  Accrued interest payable                                                 103
  Accounts payable                                                       4,857
  Accounts payable, related parties                                     91,550
  Accrued royalty payable                                               22,049
  Loan payable, related party                                          188,619
  Payouts due                                                            7,954
  Customer deposits                                                     20,851
  Payroll taxes payable                                                  3,536
  Net liabilities from discontinued operations                          25,000
                                                                     ---------
TOTAL CURRENT LIABILITIES                                              467,019
                                                                     ---------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, none issued and outstanding                        --
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                        --
  Common stock, $0.001 par value, 150,000,000 shares authorized
      149,907,609 shares issued and outstanding                        149,908
  Additional paid in capital                                           650,106
  Accumulated deficit                                                 (905,802)
                                                                     ---------
                                                                      (105,788)
  Less:  Deferred license fee                                         (207,500)
  Less:  Deferred consulting fees                                      (13,333)
  Less:  Stock subscription receivable                                 (33,069)
                                                                     ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                        (359,690)
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $ 107,329
                                                                     =========

           See acompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                  Three months ended June 30,      Six months ended June 30,
                                                    2003              2002            2003             2002
                                                ------------------------------    ------------------------------

Casino Revenues, net                            $     200,989    $       4,390    $     526,519    $       4,390
                                                -------------    -------------    -------------    -------------
OPERATING EXPENSES
Amortization and Depreciation                             467           31,724           15,493           31,724
Affiliate Commission                                   51,725               --          106,627               --
Bad debts                                             (11,255)          37,415           13,594           37,415
Consulting                                             70,600            5,970          100,000            5,970
Royalty                                                32,460            6,004           85,816            6,004
Marketing                                             129,310               --          183,810               --
Legal & Professional fees                              62,683              683           93,263              683
Rent                                                   15,724            6,494           36,499            6,494
License Fee                                            90,000               --           90,000               --
General and Administrative                            143,110           93,781          309,005           97,359
                                                -------------    -------------    -------------    -------------
TOTAL OPERATING EXPENSES                              584,824          182,071        1,034,107          185,649
                                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                 (383,835)        (177,681)        (507,588)        (181,259)
                                                -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
Interest income                                           228               --              250               --
Other income                                            1,502                1            4,548               11
Interest expense                                         (103)              --             (103)              --
Other expense                                              --              (56)              --              (56)
                                                -------------    -------------    -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                            1,627              (55)           4,695              (45)
                                                -------------    -------------    -------------    -------------


NET LOSS                                        $    (382,208)   $    (177,736)   $    (502,893)   $    (181,304)
                                                =============    =============    =============    =============

NET LOSS PER SHARE - BASIC AND DILUTED          $        0.00    $       (0.01)   $        0.00    $       (0.01)
                                                =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         during the year - basic and diluted      147,161,243       25,673,583      143,329,494       27,960,077
                                                =============    =============    =============    =============

           See acompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                           Six months ended June 30,
                                                               2003        2002
                                                            ---------    ---------
Cash Flows from Operating Activities:
Net loss                                                    $(502,893)   $(181,304)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
Amortization and Depreciation                                  15,493       31,724
Bad debts                                                      13,594       37,415
Amortization of cash and stock based deferred expenses        100,000           --
Amortization of stock based deferred license fee               90,000           --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                        (135,434)     (52,916)
  Prepaid and other assets                                    (33,694)          --
Increase (decrease) in:
  Accounts payable                                            112,972      209,431
  Accrued royalty payable                                      (9,184)       6,004
  Accrued interest payable                                        103           --
  Customer deposits and payouts due                           (23,729)      15,639
  Payroll taxes payable                                        (4,022)          --
  Net liabilities from discontinued operations                 (2,805)          --
                                                            ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (379,599)      65,993
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from acquisition                                   75           --
  Purchase of software                                             --      (91,765)
                                                            ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                75      (91,765)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      413,237           --
  Proceeds from loan payable                                  102,500           --
  Deferred Financing fee                                       (5,000)          --
  Repayment of loan payable, parent                           (48,423)          --
  Repayment of loan payable                                   (85,022)          --
  Contributed capital                                              --       26,000
                                                            ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           377,292       26,000
                                                            ---------    ---------

Net Decrease in Cash                                        $  (2,232)   $     228

Cash at Beginning of Period                                    16,728           --
                                                            ---------    ---------

CASH AT END OF PERIOD                                       $  14,496    $     228
                                                            =========    =========

           See acompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

On March 4, 2003, the Company issued 600,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000. (See Notes 3 and 7(A))

In May 2003, the Company received contributed computer equipment from a principal stockholder with a net book value of $17,939. (See Note 7(C))

On June 17, 2003, the Company issued 388,379 shares of its common stock in connection with a Regulation "S" offering for a subscription receivable of $33,069. (See Notes 7 (A) and 12)



           See acompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION
------------------------------

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

For further information, refer to the audited consolidated financial statements and footnotes of Worldwide Management, S.A. for the year ending December 31, 2002 included in AngelCiti's Form 8-K.

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         AngelCiti Entertainment, Inc.'s subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings ("Worldwide"), was incorporated in Costa Rica in 2002, and acquired by AngelCiti Entertainment, Inc. (f/k/a iChance International, Inc.) in January 2003. The transaction was accounted for as a recapitalization of Worldwide (see Note 7 (A)). AngelCiti Entertainment, Inc. and its subsidiary, Worldwide Management S.A., herein after will be collectively referred to as the "Company."

         The Company administers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet. The Company uses state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 4).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly-owned Subsidiary, Worldwide Management S.A. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) REVENUE RECOGNITION

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the values of promotional bonus dollars provided to customers are netted with revenues.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         The total amount wagered ("handle") was $32,718,939 for the six months ended June 30, 2003. The relationship of net casino revenues to handle ("hold percentage") was 1.61% for the six months ended June 30, 2003.

         (D) RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.
          The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity. (See Note 9)

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity. (See Note 9)

         (E) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. During the three months ended June 30, 2003, the Company issued 23,618 shares of convertible preferred stock, Series B to an escrow agent, however, these shares are not deemed to be issued and outstanding. At June 30, 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share. (See Note 7 (B))

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         (F) RECLASSIFICATIONS

         Certain amounts in the year 2002 consolidated financial statements have been reclassified to conform to the year 2003 presentation.

NOTE 2   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of June 30, 2003.

The Company adjusts its allowance for chargebacks account based on actual amounts withheld by the merchant banks. As a result, the company has recorded a negative bad debt expense for the three months ended June 30, 2003 of $11,255. During the six months ended June 30, 2003, the Company recorded a net bad debt expense for the holdback of $13,594.

Accounts receivable at June 30, 2003 was as follows:

          Accounts receivable                    $     106,146
          Allowance for chargebacks                   (106,146)
                                                 ---------------
          ACCOUNTS RECEIVABLE, NET               $          --
                                                 ===============

NOTE 3   DEFERRED EXPENSES
--------------------------

On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Additionally, Marlin received 600,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the June 30, 2003, the $110,000 was paid. Total fees of $110,000 and $40,000 are being recognized ratably over the agreement term. (See Note 7(A))

For the three months ended June 30, 2003, the Company recognized deferred expenses aggregating $100,000. Of this total, $73,333 and $26,667, related to expense recognition for deferred consulting fees (assets) and deferred consulting fees (equity), respectively. As a result, the Company had $36,667 and $13,333 in deferred consulting fees (assets) related to the cash fee due, and deferred consulting fees (equity) related to the stock based fee, respectively, remaining at June 30, 2003 to be amortized over the remaining term of the agreement.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


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

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

The Company's online casino operations are conducted in accordance with the laws of the country of Costa Rica, where there is currently no gaming license requirement. In the event that the laws of Costa Rica change to require gaming licenses for online casinos then the Company intends to promptly comply with such laws.

NOTE 5   NOTE, LOANS AND ACCOUNTS PAYABLE
-----------------------------------------

         (A)  NOTE PAYABLE, UNRELATED PARTY

         On June 21, 2003, the Company entered into a six month promissory note payable with an unrelated third party. Under the terms of the promissory note, the Company borrowed $102,500 bearing interest at 2%. The note payable is unsecured. At June 30, 2003, the Company had accrued interest payable of $103.

         (B)  LOAN PAYABLE, RELATED PARTY

         During the six months ended June 30, 2003, the Company repaid its landlord, a related party, $85,022 related to corporate expenses previously paid on behalf of the Company. The remaining balance at June 30, 2003 was $188,619. The loan is non-interest bearing, unsecured, and due on demand. (See Note 8)

         (C)  ACCOUNTS PAYABLE, RELATED PARTY

         At June 30, 2003, the Company had accounts payable of $91,550 to related parties. Of the total, $1,728 represented expense reimbursements; $45,697 was due to FNC, an affiliate of the president (See Notes 8 and 9) and $44,125 was due to its parent, a principal stockholder, for various corporate expenses paid on the Company's behalf.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


NOTE 6   ACCRUED ROYALTY PAYABLE
--------------------------------

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of June 30, 2003, the Company accrued $22,049 as a royalty payable.

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         The Company is committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the three months ended June 30, 2003, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options (See note 7(D)) and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $.141666 per share. In June 2003, the Company issued 56,072 shares of common stock having a fair value of $7,944 in order to make up the difference in the minimum monthly royalty payment. (See Notes 7 and 12)

         During the three and six months ended June 30, 2003, the Company incurred a royalty expense of $32,460 and $85,816, respectively.

NOTE 7   STOCKHOLDERS' DEFICIENCY
---------------------------------

         (A) COMMON STOCK

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

         On January 20, 2003, the Company acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 126,000,000 of the Company's common shares. The transaction was accounted for as a recapitalization of Worldwide since the shareholders of Worldwide obtained an approximate 88% voting interest and control of AngelCiti (See Note 2(A)). Pursuant to the recapitalization, for accounting purposes, the Company is deemed to have issued 17,040,000 common shares to the original stockholders' of AngelCiti Entertainment, Inc. Upon this recapitalization of Worldwide, the Company had an economic concentration based on its dependence from its landlord to pay and provide certain corporate expenses and related services. Subsequent to the acquisition, the balance sheet of the Company consists of the assets and liabilities of Worldwide and the Company at historical cost. The operations consist of the historical operations of Worldwide and the operations of the Company from the acquisition date.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         On January 20, 2003, the Company effectuated a 1 for 4 reverse common stock split. In May 2003, a 6 for 1 forward split was effected. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse and forward splits.

         On January 20, 2003 ("effective date"), AngelCiti Entertainment, Inc. f/k/a iChance International, Inc. and Worldwide Management, S.A. d/b/a Worldwide Capital Holdings entered into a bill of sale agreement with Equivest Opportunity Fund, Inc. ("Equivest") to sublicense its software license. Under the terms of the sublicense, Equivest will pay the Company a license fee equal to the costs of all expenses associated with all of the operations of the software and marketing of the Company's website and URL, plus 95% of the net proceeds derived from the operations of the software. In exchange, Equivest will receive any and all rights, title, and interest in various URL addresses as fully described in the sublicense agreement. As a result of the agreement, the Company is considered to have an economic concentration with Equivest as 95% of their revenues are derived from the result of Equivest's operations. As a result of such concentrations, the entity is vulnerable to a potential severe impact in the near-term. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of June 30, 2003, there have been no events that have adversely effected the operations of the Company. The term of the agreement is for three years from the effective date and terminates on January 19, 2006. The agreement shall automatically renew for one year periods on each anniversary of the effective date unless proper notification for non-renewal is properly made. As of June 30, 2003, Equivest was not owed any fees under the terms of this sub-license agreement from the Company. In substance, Equivest is paid a 5% fee of adjusted net casino wins and reimburses the Company for certain monthly costs. Amounts are currently due, as the portion of marketing and other overhead expenses required to be paid to the Company have exceeded the 5% payment that would have been due.

         On February 26, 2003, the Board of Directors adopted a resolution to authorize 150,000,000 shares of common stock. Subsequently this was increased to 200,000,000. (See below)

         On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin will also receive 600,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of June 30, 2003, the $110,000 was paid. Total fees of $110,000 and $40,000 will be recognized ratably over the agreement term. (See Note 3)

         On February 10, 2003, the Company initiated a Regulation "S" offering to sell up to 36,000,000 (post 6 for 1 split) shares of common stock at the average closing price of the Company's stock for the 5 days prior to the sale. The average closing price would then be multiplied by a factor of 30% to arrive at the net proceeds due under the terms of sale. In connection with the Company's Regulation "S" offering, all terms of the original offering were to cease on May 12, 2003. Subsequently, the Company had entered into an oral understanding with

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         purchasers of the Regulation "S" offering stating that the purchase price will be equivalent to the average bid price of the Company's stock for the 10 days prior to the sale. The average bid price would then be multiplied by a factor of 20.45% to arrive at the net proceeds due under the terms of sale.

         On March 20, 2003, the Company issued 642,516 shares of common stock in connection with a Regulation "S" offering. The shares were issued for proceeds of $42,834.

         On April 1, 2003, the Company issued 857,484 shares at $.067 per share and 118,416 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $66,047.

         On April 17, 2003, the Company issued 1,261,404 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $94,605.

         On May 7, 2003, the Company effectuated a 6 for 1 forward common stock split. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the forward split.

         On May 14, 2003, the Company issued 934,026 shares at $.072 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $67,552.

         On May 21, 2003, the Board of Directors adopted a resolution to authorize 200,000,000 shares of $.001 par value common stock.

         On May 26, 2003, the Company issued 931,068 shares at $.067 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $61,769.

         On May 29, 2003, the Company issued 76,596 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,745.

         On June 2, 2003, the Company issued 714,808 shares at $.064 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $45,787.

         On June 9, 2003, the Company issued 56,072 shares at $.141666 per share upon exercise of stock options. The shares were issued for proceeds of $7,944. (See Note 6 (B))

         On June 17, 2003, the Company issued 388,379 shares of its common stock in connection with a Regulation "S" offering for a subscription receivable of $33,069. (See Note 12)

         On June 20, 2003, the Company issued 286,840 shares at $.073 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $20,954.

         (B) PREFERRED STOCK

         On February 26, 2003, as amended on May 21, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

         Under the terms of the convertible preferred stock, each share of preferred stock is convertible into 6,000 shares of common stock. The holders of Preferred stock, Series B, have liquidation rights senior to the Company's common stock. Series B, preferred stock is not entitled to receive any dividends. In the event of a consolidation, merger or recapitalization there will be an adjustment ratio regarding the convertible preferred stock, Series B. As of June 30, 2003, 23,618 shares of convertible preferred stock, Series B ("collateral") were issued in connection with a collateral loan agreement and promissory note. Equivalent common shares are 141,708,000 in accordance with the terms of conversion. Under the terms of the agreement, the Company issued these shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. The Company is eligible to borrow up to $25,000,000 bearing an interest rate of 5.5% and a term of five years. In the event of a late payment, the lender can impose an interest charge of 8% until the late payment (principal and accrued interest) is paid in full. Upon satisfaction of all principal and related accrued interest, the lender is required to return the collateral to the Company. In the event of default on the loan, the lender can convert the collateral; however, there is no additional recourse against corporate assets. The collateral is not transferable. At June 30, 2003, there were no amounts due under the terms of this agreement. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

         On May 21, 2003, the Board of Directors adopted a resolution to authorize 50,000 shares of voting preferred stock, series A, $0.001 par value. Series A stock is voting at a ratio of 5,000 shares of common stock for each share of preferred stock held. (See Note 12)

         (C) CONTRIBUTED EQUIPMENT

         On May 20, 2003, the Company's principal stockholder transferred computer equipment, which houses the Company's gaming software having a net book value of $17,939. For financial accounting purposes, the transaction was recorded by the Company as a contributed capital of $17,939. The computer equipment will be amortized over the remaining estimated useful life of the asset. At June 30, 2003, the Company recorded depreciation expense of $467 and the equipment has a remaining net book value of $17,472. (See Note 8)

         (D) STOCK OPTIONS

         In June 2002, under the terms of a software license agreement, the Company granted an option to purchase 450,000 shares of common stock to the software licensor. The exercise price was the lower of (a) $.30 per share or (b) the lowest share price granted or issued to any other party following the date of the signed agreement for the software purchase. These options will vest on the earlier of the closing of the Company's initial public offering or change in control of the Company. In connection with SFAS No. 123 and due to the inability to estimate the fair market value of the options since certain terms are contingent on future events, the Company has used the intrinsic value method to estimate the fair value of the options granted. The difference between the intrinsic value estimate and fair value estimate was not material. The following assumptions were used at the date of grant:

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         Fair value based on recent cash offerings              $     0.50
         Exercise price (lower of (a) or (b) above)                   0.30
                                                                ----------
         Differential                                           $     0.20

         Total Shares                                              450,000
                                                                ----------

         Fair value                                             $   90,000
                                                                ==========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 2,700,000 options (based on the 6 for 1 forward split) with an exercise price of $0.141666. The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 2,700,000 options (See Note 6(B)) became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee.

         The Company also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th , 12th and 18th months following such initial public offering.

         According to EITF 96-18, the measurement date (February 26, 2002) is determined to be the date in which the software was delivered for use. Since the terms of this stock purchase indicate a performance commitment (future initial public offering), and an unknown exercise price, the Company used the intrinsic value method to estimate the fair value of the options granted. The difference between the intrinsic value estimate and fair value estimate was not material. The following assumptions were used at the date of grant:

         Total value of common stock                                $  415,000
         Divided by the fair value based on recent cash offering          0.50
                                                                    ----------

         Equivalent shares                                             830,000
                                                                    ----------
         Fair value based on recent cash offering                   $     0.50
         Exercise price (lower of (a) or (b) above)                       0.25
                                                                    ----------
         Differential                                                     0.25
         Total shares                                                  830,000
                                                                    ----------

         Fair value                                                 $  207,500
                                                                    ==========

         In connection with the May 2003 amendment to software license, the Company established the vesting dates as July 20, 2003, January 20, 2004, and July 20, 2004. The Company will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


NOTE 8   RELATED PARTY TRANSACTIONS
-----------------------------------

During the six months ended June 30, 2003, the Company paid $4,400 to a party with a controlling interest in a principal stockholder for consulting fees under an oral consulting agreement.

On May 20, 2003, the Company's principal stockholder contributed computer equipment, which houses the Company's gaming software having a net book value of $17,939. (See Note 7 (C))

The sole director, officer, and shareholder of First National Consulting, Inc. ("FNC") is the Company's President (see Note 9).

At June 30, 2003, the Company had accounts payable of $91,550 to related parties. Of the total, $1,728 represented expense reimbursements, $45,697 was due to FNC, an affiliate of the president (See Notes 5 (C) and 9) and $44,125 was due to its parent, a principal stockholder, for various corporate expenses paid on the Company's behalf.

At June 30, 2003, the Company had a loan payable of $188,619 to a related party (see Note 5 (B)).

NOTE 9   VARIABLE INTEREST ENTITIES
-----------------------------------

In May 2003, the Company entered into a payment processing agreement with First National Consulting, Inc. ("FNC"), a Belize corporation. Under the terms of the agreement, FNC provides payment processing services to the Company which include processing transactions for the Company related to casino operations and payment for various corporate expenses that are required to be reimbursed. At June 30, the Company had incurred $45,697 in related accounts payable. (See Note 8) In exchange for receiving these services, no cash or non-cash compensation for these services is paid by the Company to FNC since FNC believes that the increase in volume for such transactions for its operations will provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC, and its service providers on behalf of the Company will lead to reduced rates for future services with these providers for the Company, and FNC believes this will serve as fair consideration for this transaction.

The sole director, officer, and shareholder of FNC is the Company's President (see Notes 5 (C) and 8). Accordingly, the Company is currently evaluating the applicability of FIN 46 (see Note 2 (D)) to determine the nature, purpose, size, and activities of FNC in order to determine if FNC is a variable interest entity and if the Company would be required to consolidate it on the effective date of FIN 46.

NOTE 10  SOFTWARE CONCENTRATION
-------------------------------

The Company depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 11  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $502,893 and net cash used in operations of $378,356 for the six months ended June 30, 2003 and a working capital deficiency of $377,162, accumulated deficit of $905,802 and a stockholders' deficiency of $359,690 at June 30, 2003. The ability of the Company to continue as a going concern is

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12  SUBSEQUENT EVENTS
--------------------------

On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A to its principal stockholder parent in exchange for the return of 80,000,000 shares of its common stock. (See Note 6(B))

On July 1, 2003, the Company issued 157,159 shares at $.083 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $13,062.

On July 3, 2003, the Company issued 14,000 shares at $.147 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,061.

On July 14, 2003, the Company issued 63,131 shares of common stock upon the exercise of stock options at an exercise of $.141666 per share and having a fair value of $8,944 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 6(B))

On July 31, 2003, the Company issued 7,200 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $540.

On July 31, 2003, the Company issued 338,475 shares at $.071 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $23,976.

In July 2003, the Company received $33,069 in proceeds from its stock subscription receivable. (See Note 7(A))

On August 7, 2003, the Company issued 68,182 shares of common stock upon the exercise of stock options at an exercise price of $.141666 having a fair value of $10,000 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 6(B))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATION

         In March of 2002, previous management determined that our previously formulated business plan, which provided for us to develop our own line of online gaming software, would not be viable, and that it was more prudent for us to license the software of other providers. As a result, all of our software development operations were terminated. Our new direction provided for us to become the licensee of an already existing online gaming software product. However, we realized that we did not have the resources needed to market this product and conducted virtually no operations through the time that we purchased all of the shares of Worldwide Management, SA ("Worldwide") in January of 2003. Worldwide commenced its operations in May of 2002, as a wholly-owned subsidiary of another entity. Its operations for the three and six month periods ending June 30, 2002 are presented for comparative purposes herein. It should be noted that figures for the three and six month periods ending June 30, 2003 are presented on a consolidated basis rather than as Worldwide, alone. Comparative discussions regarding our operations are described below with respect to those items which we believe can be meaningfully compared.

         At the time that we closed our acquisition of Worldwide, Worldwide already had a strong licensee relationship with a top-tier software provider. It had processed $25,991,878 in gaming transactions from its inception in May 2002 through the end of the 2002 calendar year.

         For the three months ending June 30, 2003 and six months ending June 30, 2003, we processed $16,014,916 and $32,718,939, in gaming transactions, respectively, as contrasted with our limited gaming transactions of $1,300,837 and $1,300,837 for the same periods of last year. For the three months ending June 30, 2003 and six months ending June 30, 2003, we processed $200,989 and $526,519, of net casino winnings, respectively, as contrasted with net casino winnings of $4,390 and $4,390 for the same periods of last year. Net casino winnings for the quarter ending June 30, 2003 included the payment of a $28,595 gaming loss that was incurred in August of 2002 that had been under investigation by us as a suspicious transaction. Worldwide's relationship of revenue to handle increased to approximately 1.26% for the second calendar quarter of this year from approximately 0.34% for the second quarter of the last calendar year. Despite the significant increase in the relationship of our revenues to handle on a year to year basis, the relationship of our revenues to handle decreased sequentially from the last calendar quarter as our revenues represented approximately 1.95% of our handle for the first quarter of this year. While we are pleased with Worldwide's year to year gaming transaction growth, we can never be assured that such growth will continue, as past performance and trends can never serve as an indication of our future performance, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

         Our revenues are presently generated as a result of an agreement that provides for our administration of the online casinos owned by a third party and sublicensing of online gaming software. Pursuant to this agreement to administer the operations of third party online casinos, we receive a fee based upon the revenue generated by the casinos' online play. We, in turn, pay out a percentage of that fee to our software provider/licensor. While we may develop our own proprietary online gaming software in the future, we have no current plan to do so and do not anticipate that we will have any research and development expenses. We do not currently envision the purchase or sale of plant or significant equipment and anticipate that Worldwide's staffing requirements will remain as they are.

         Despite our revenue growth on a year to year basis, we have never operated at a profit. We suffered operating losses of $383,835 for the three months ending June 30, 2003 and $507,588 for the six months ending June 30, 2003. We suffered operating losses of $177,681 and $181,259 for the three months ending June 30, 2002 and six months ending June 30, 2002, respectively. We strive to control our ongoing expenses. However, our revenues were derived from aggressive marketing and sales commission expenses. These expenses increased to $181,035 for the three months ending June 30, 2003 from $-0- for the three months ending June 30, 2002. These expenses increased to $290,437 for the six months ending June 30, 2003 from $-0- for the six months ending June 30, 2002. Our licensing and royalty expenses are directly proportionate to our revenues. These expenses increased to $122,460 for the three months ending June 30, 2003 from $6,004 for the three months ending June 30, 2002. These expenses increased to $175,816 for the six months ending June 30, 2003 from $6,004 for the six months ending June 30, 2002. As our operations expanded, we required additional operating space to conduct our business. As a result, rent expense increased to $15,724 for the three month period ending June 30, 2003 from $6,494 for the same period of the previous year. Rent expense increased to $36,499 for the six month period ending June 30, 2003 from $6,494 for the same period of the previous year. While our marketing, software and rent related expenses increased significantly, our depreciation, amortization and bad debt expenses have decreased significantly as we are no longer depreciating the gaming software that we utilize and improve the management of our receivables. Amortization and Depreciation expenses decreased to $467 for the three months ending June 30, 2003 from $31,724 for the same period of the prior year. Amortization and Depreciation expense decreased to $15,493 for the six months ending June 30, 2003 from $31,724 for the same period of the prior year. Bad debt expense decreased to $-0- for the three months ending June 30, 2003 from $37,415 for the same period of the prior year. Bad debt expense decreased to $13,594 for the six months ending June 30, 2003 from $37,415 for the same period of the prior year.

         While we continue to suffer losses, we are dependent upon outside financing to remain in business. Towards this end, we have retained the services of consultants to assist us. As a result, we have booked consulting fees of $70,600 for the three months ending June 30, 2003 and $100,000 for the six months ending June 30, 2003. We do not believe that comparable results for the prior year are available. While legal and professional fees and general and administrative expenses are presented herein, we do not believe that any meaningful year to year comparison can be made with respect to these entries as the entries for the 2003 period are presented on behalf of AngelCiti Entertainment, Inc. on a consolidated basis and those for the 2002 period are presented on behalf of Worldwide, the operating subsidiary, alone.

         Serious concerns do currently exist regarding our present overall financial position. While we generate revenue, we need to repay funds owed to an affiliated entity which has and continues to provide us with subleased office space, internet bandwidth, phone services, accounting, human resources, payroll, licensing and other services. While we have begun to repay these funds, we cannot be certain that this entity will continue to provide us with these services given the current outstanding debt to them.

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

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

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

         Although we believe that the operations of Worldwide do not require a gaming license, both Worldwide and the casinos whose sites Worldwide administers currently operate their respective businesses under the gaming license of Commercial LT Baroda, SA, Worldwide's landlord ("Baroda"). Baroda is also engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide to operate its business under the umbrella of Baroda's gaming license. Additionally, no assurance can be given that the Costa Rican government will permit the casinos whose sites Worldwide administers to operate their respective businesses under the umbrella of Baroda's gaming license. Worldwide and its customers may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and could result in the termination of Worldwide's current operations.

LIQUIDITY AND CAPITAL RESOURCES

         We are insolvent, as our current liabilities are significantly greater than our current assets. We have limited cash and cash equivalents. Total cash and cash equivalents at June 30, 2003 were $14,496. We suffered a working capital deficit of $378,356 as of June 30, 2003 that resulted from our ongoing losses.

         Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, or to obtain financing or refinancing as may be required if we cannot generate sufficient cash flow from operations. We may not be able to do either and may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, we have raised $485,944 to date, pursuant to a Regulation S offering, during the course of which we sold 6,784,443 of our restricted common shares. During the quarter ending June 30, 2003, we sold 5,625,093 of said shares and raised proceeds of $403,468.

         Some shares sold pursuant to this Regulation S offering carry certain registration rights that require us to include all or a portion of these shares in any registration statement that we file with the US Securities and Exchange Commission under certain circumstances.

         As of June 30, 2003, $188,619 of our operating losses had been funded by loans from Baroda. These loans are callable on the demand of Baroda. No assurance can be given that these loans will not be called or that Worldwide's landlord will continue to make loans to us should we need them.

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

         While we are hopeful that Worldwide's on-line gaming operations will generate positive cash flow during the second half of 2003, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

FUTURE EXPENDITURES

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, software upgrades, marketing and advertising expenses and for general working capital purposes

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

         On March 20, 2003, we commenced a private offering of up to 36,000,000 of our restricted common shares at a prices derived from the market value of our shares as traded on the over-the-counter bulletin board. These shares are and have been offered for sale pursuant to Regulation S, promulgated under the Act. As of the date of this report, we have sold 6,784,443 of our restricted shares to 25 foreign persons and/or foreign entities. 5,625,093 of said shares were sold during the quarter ending June 30, 2003. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On May 21, 2003, we authorized the issuance of up to 100,000 shares of a newly created class of Series B convertible Preferred Stock. 23,618 of these shares have been reserved to be issued to Mercatus & Partners, Ltd. ("Mercatus") in connection with a Loan Agreement that we had entered into with Mercatus. As of the date of this Report, Mercatus has not performed under the terms of our Loan Agreement and these shares have not been issued or delivered to Mercatus.

         On May 21, 2003, we authorized the issuance of up to 50,000 shares of a newly created class of Series A Preferred Stock. We issued 12,000 of these shares to Omega Ventures, Inc. on July 1, 2003 in exchange for the surrender of 80,000,000 of our common shares.

         On June 9, 2003, our software provider exercised options to purchase 56,072 of our restricted shares in exchange for the forgiveness of $7,944 of licensing fees.

         On July 14, 2003, our software provider exercised options to purchase 63,131 of our restricted shares in exchange for the forgiveness of $8,944 of licensing fees.

         On August 7, 2003, our software provider exercised options to purchase 68,182 of our restricted shares in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 monthly minimum payment.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other Information.

         We effected a 6 for 1 forward stock split on May 7, 2003.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Part 1
Item 1, hereof.

         2. Financial Statement Schedules - None

         3. Exhibits:

            Exhibit No.                Description
            -----------                -----------
               3.1           Articles of Incorporation, as amended*
               3.2           Bylaws, as amended*
               4.1           Common Stock Certificate*
              21.1           Names of Subsidiaries**
              31 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Incorporated by reference to our Form 10-SB12G filed with the US Securities and Exchange Commission on April 4, 2000

** Incorporated by reference to our Form 10-KSB for the year ending December 31, 2002, filed with the US Securities and Exchange Commission on March 31, 2003.

         (b) Reports on Form 8-K

         Incorporated by reference.

         8-K      filed on May 21, 2003
         8-K/A    filed on May 21, 2003

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2003                       By:  /s/  George Guttierez
                                             ----------------------------------
                                             George Guttierez, CEO and President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  August 14, 2003                       By:  /s/  George Guttierez
                                             ----------------------------------
                                             George Gutierrez, CEO and Director

Date:  August 14, 2003                       By:  /s/ Dean Ward
                                             ----------------------------------
                                             Dean Ward, CFO and Director