Form 10KSB
period 2003-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2004-03-30
CIK 1084122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-30213

                          ANGELCITI ENTERTAINMENT, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                                52-2043569
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

            9000 SHERIDAN STREET, SUITE 7, PEMBROKE PINES, FL  33204
            -----------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 800-908-9574

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.00025 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

The Registrant's revenue for the year ended December 31, 2003 was $1,007,427.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on January 30, 2004, is $10,287,086.

As of December 31, 2003, there were 214,221,892 shares of the Registrant's Common Stock, $.00025 par value per share, issued and outstanding.

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

ITEM 1.   DESCRIPTION OF BUSINESS.

Our company was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. Our name was subsequently changed to IChance International, Inc. ("IChance") on September 17, 2001 and then changed to AngelCiti Entertainment, Inc., as of January 20, 2003. On January 20, 2003, we acquired Worldwide Management, SA, a Costa Rica corporation ("Worldwide"), from a company now known as Omega Ventures, Inc. ("Omega"). We purchased Worldwide in exchange for 21 million shares of our common stock pursuant to the terms of a Share Exchange Agreement that we had entered into on November 7, 2003 (the "Share Exchange Agreement"). Worldwide is the licensee of certain online gaming software. Omega is not directly involved in the management of our business but has the ability to control our Board of Directors. Immediately prior to our acquisition of Worldwide, we effected a 4 for 1 reverse-split of our common stock. We then issued 21,000,000 shares of our common stock to Omega so that immediately following the reverse split and subsequent issuance of shares to Omega, we had 23,840,000 shares of our common stock issued and outstanding. On May, 2003, we effected a 6 for 1 forward split. On August 20, 2003, we effected a 4:1 forward split and the par value of our common shares was reduced to $0.00025 per share from $0.001 per share. As of December 31, 2003, we had 214,221,892 issued and outstanding common shares, of which approximately 11,320,000, or 5.28% are owned by Omega. Omega currently owns 100% of our Series A preferred shares, which provides them with voting control over all matters that come before our shareholders.

We administer the online gaming operations of Equivest Opportunity Fund ("Equivest"), which owns the online casino URL known as Shark Casino.com, and sublicense online gaming software that we have obtained the rights to from three software developers. We are not currently engaged in the development of our own proprietary on line gaming software and have no current plans to do so.

We currently have the license to use, exploit and sublicense the gaming software product owned by Real Time Gaming (the "RTG Software"). While we also have the license to use, exploit and sublicense the gaming software products known as Be

The Dealer (the "BTD Software") and Empire Poker (the "Empire" Software"), these products, while utilized by us to a minimal degree, are not material to our overall operations and we are not focusing our efforts on the development of the same. We utilize the RTG Software pursuant to a renewable one-year software license agreement entered into with Montana Overseas, SA ("Montana"), RTG's licensing agent (the "Montana Agreement").

Equivest had owned and marketed several on-line casino URLS, whose on-line gaming business we administered. However, it has been determined that it is more cost effective to market and direct traffic to one web site rather than to many sites. As a result, all URL's other than SharkCasino.com have been abandoned. While it is believed that Equivest will not lose the business of those players who gained access through the sites that had been abandoned, no assurance can be given that this will be the case. For the next twelve months we believe that our operations will be principally limited to the administration and facilitation of the online casino operations of Equivest.

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

Effective March 31, 2002, the Company, in an effort to reduce its costs, re-directed much of its operational efforts towards the establishment of software licensing relationships with land based gaming operators in the United States. As a result, it modified the Agreement and Plan of Reorganization pursuant to a Modification Agreement dated March 31, 2002 (the "Modification Agreement") to change the Company's focus from software development to software licensing. The Modification Agreement provided for the return of the ownership of the Company's then current subsidiaries to their previous owner, Ventures, and had the net effect of returning to the our treasury 3 million pre-split shares that had been issued to Ventures. In addition, we received a copy of the Future Bet gaming software (version 1.0) without right, title or interest in and to the underlying source code for license, use and general commercial exploitation on a non-exclusive basis to operators and licensors within the fifty (50) United States; all right, title and interest in and to the "iChance" name and logo and two hundred fifty thousand (250,000) shares of the common stock of Ventures.

Pursuant to an Agreement between the Company and Worldwide Support, Ltd. ("WSL") dated November 7, 2002, we gained the non-exclusive worldwide licensing rights to the Future Bet Gaming Software in exchange for the return of the 250,000 Ventures shares held by us. We are not currently marketing the Future Bet gaming software and have no current plans to do so.

Following the closing of the Modification Agreement, we had conducted virtually no significant business operations, other than the expansion of our Future Bet Gaming Software license as described above, until we closed our Share Exchange Agreement with Worldwide and its parent company, now known as Omega Ventures, Inc., on January 20, 2003

OPERATIONS AND PRODUCTS

AngelCiti is now focused on becoming a leading sub-licensor and administrator of online casino gaming systems.

We currently have the non-exclusive worldwide license to use, sublicense and exploit the RTG Software. The Montana Agreement requires us to pay a fee to Montana as a percentage of our ongoing revenues, with a minimum monthly payment of $20,000. Montana provides us with updates and innovations to their RTG Software technology, which eliminates our need to fund ongoing research and development expenses. The RTG Software allows on-line casino operators to offer games of chance to their players, including Blackjack, Craps, Video Poker, Roulette, Bingo, Poker, Baccarat, Let Em Ride, War, Red Dog and various forms of online slot machines, as well as other games that may be developed by RTG or Montana in the future. The RTG Software provides enhanced sound and graphics, allows real time interactivity within a user's own web browser, and provides access to an online casino through the use of a player's computer. Players have the option of: i) loading and playing casino games through their web browser with no downloading; or ii) downloading individual games or an online casino's entire web-site to achieve faster play. The RTG Software permits online casinos to offer odds in each game as would be expected from land based games of chance. Players have the opportunity to win or lose in any given game, on any given day, just as one wins or loses in any land based casino.

The RTG Software allows players to: i) play free of charge or open an account with our casino-customers; ii) fund their account with our casino-customers; and
iii) place their funds at risk by betting on the outcome of the casino games. For security purposes, wagering customers are required to provide certain personal and financial information, including a user name and password, in order to open an account. Additionally, all accounts are password protected. In order to make live wagers, players are required to purchase electronic cash from our customers by making one or more forms of cash payment into their account. We believe that the RTG Software, offers players an entertaining, interactive real time playing experience, comparable to land based play that provides maximum security for Equivest and its patrons. We do not disclose or provide others with any personal or wagering information regarding those people who place bets with our customers.

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

Online casino operations do not require wagerers to maintain a minimum account balance or place restrictions on amounts accumulated through winnings. Nor do they grant credit to customers. They do, however, place maximum bet limits for new customers and we reserve the right to grant custom wagering and account options to regular customers based upon their established profiles. We ensure that gaming operations are in compliance with the Code of Conduct of the Interactive Gaming Council, a gaming industry organization that has established certain on-line gaming protocols. Among other things, this Code requires on-line gaming operators to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. While this organization lacks any enforcement ability, we have nonetheless undertaken voluntary compliance with its conventions and have operated our business accordingly, as a matter of good business practice. Unfortunately, we cannot be certain that we will be able to successfully identify or curtail such compulsive gambling by our customers.

We also have the non-exclusive worldwide rights to use and exploit the Future Bet Gaming Software which we acquired in connection with our Agreement and Plan of Reorganization and subsequent Modification Agreement. We do not currently intend to incorporate this software into our operations. No assurance is given that we will ever do so, or do so profitably. In the interim, we believe that we can fully implement our business plan and achieve profitability, utilizing the RTG Software, alone, although no assurance can be given that we can do so.

Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software, and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we do not have any immediate plan to develop our own proprietary software. The incorporation of new sublicensed products into our operations could also require a significant amount of time and funding. We cannot be certain that we will ever have the staff or resources needed to do develop proprietary software or incorporate new sub-licensed products into our operations in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of Montana and the RTG Software.

We currently utilize the RTG Software in connection with our administration of Equivest's SharkCasino.com online casino URL. Equivest purchased 14 URL's from us in January 2003, has abandoned all of the URL's other than SharkCasino.com, and pays us a fee pursuant to an agreement that we had entered into at that time that gives us the right to administer their online casino operations (collectively the "Equivest Agreement"). Pursuant to the Equivest Agreement, we maintain Equivest's website on our servers, facilitate their gaming operations using the RTG Software, and provide online casino customer service and management functions. Equivest's on-line casino websites are currently offered in English, Spanish, German, Chinese and Japanese. The Equivest Agreement provides for the bulk of net online casino revenues as well as certain expenses to be paid to us, and its initial term continues through 2006. It renews automatically for successive one year terms thereafter, unless we elect not to renew the same. As a part of our maintenance obligation, we employ security measures designed to protect Equivest's web-site, database and operations.

We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its SharkCasino.com website. The cessation of Equivest's on-line casino operations would eliminate our primary source of revenues.

Despite our reliance on one customer and one software product, we believe that we can fully implement our business plan and achieve profitability by administering Equivest's on-line casino business, for so long as Equivest is able to remain in business and expand its base of players and for so long as the RTG Software remains a viable product and its licensor continues to support it.

Our operations are controlled by company-owned computer servers that are located in the Kannawakee Reservation in Quebec, Canada. We regularly back up the data stored on our servers, but currently do not employ redundant servers to handle any interruption of primary server service. While the hosting of the casino sites that we administer and maintenance of our equipment is ultimately our responsibility, these services are provided by an entity controlled by our landlord, Commercial LT Baroda, SA ("Baroda"), pursuant to the terms of a Commercial Sublease and Services Agreement. We and Equivest conduct our respective operations under the gaming license and through other leasehold agreements of Baroda, which is primarily engaged in the online sports book industry. Baroda is controlled by our president, George Gutierrez, and had permitted us to defer payments that we owed it in connection with the Commercial Sublease and Service Agreement on an interest-free basis. The outstanding balance owed to Baroda had been paid in full as of January of 2004. We believe that our arrangement with Baroda, as a third party vendor for these services helps us minimize our ongoing payroll and administrative expenses. However, as the outsourcing of these services and utilization of licenses may spare our payroll and other expenses, we have become especially dependent upon the ongoing viability of Baroda. Should Baroda cease its operations, we could be forced to curtail or cease our operations.

GOVERNMENT REGULATION

Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent our principal source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well. In recognition of the foregoing, our servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where we feel the regulatory environment is more favorable to our operations.

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

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gaming. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gaming or subsequent regulation thereof.

We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee. Both are expected to come to a full vote. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills, and both the House and Senate bills need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. However, the government of Antigua has recently brought suit and won a ruling against the United States federal government in an effort to prevent US legislation from impacting online gaming companies that operate out of Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States' efforts to curtail online casino gaming and it is equally unclear as to whether the United States will appeal the World Trade Organization ruling.

Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

Since 2002, the Attorney General of the State of New York has been successful in getting more than 10 major financial institutions, including Citibank and PayPal, one of the largest internet money transfer companies, to stop processing gambling transactions. While he has been generally unable to prosecute website operators, many of whom are offshore, and hard pressed to prosecute online gamblers, who are dispersed all over the globe, he has been more successful sealing off the financial pipeline connecting the two. Additionally, federal prosecutors from around the United States have threatened to prosecute, on charges of aiding and abetting, any businesses in the United States that provide advertising and financial services to Internet casinos. As a result, several large media operations have stopped running advertisements for offshore casinos and other forms of Internet gambling.

Worldwide is a sub-licensor of online gaming software and is an administrator of Equivest's online casino website. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns an online casino that is subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

Baroda is engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. Both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended, despite the fact that we do not believe that Worldwide and Equivest are required to apply for and possess a license in their own names. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide and Equivest to conduct their respective businesses, no assurance can be given that the Costa Rican government will permit Worldwide or Equivest to operate their businesses under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

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

Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gaming business, we and Equivest face strong competition in what is expected to be a rapidly growing global industry. Our competitors include, land based casino who have developed their own Internet sites, such as MGM Mirage, Harrahs and others. In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gaming. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. Our current online competitors include GoldenPalace.com, CasinoOnNet.com, Boss Media, CryptoLogic, Inc., RiverBelleCasino.com, Microgaming and Youbet.com, to name a few. Some of our competitors offer entrepreneurs full software, accounting, marketing and other forms of support to enable them to operate their own on-line casinos and Internet Web sites. As the barriers to entry into this industry are low, access to this business is made to a wide number of entities and individuals. Required technological and management expertise can be licensed or purchased from existing vendors. Our industry's technology, including hardware, software and the mode through which communications flow are subject to rapid and significant change. Others may develop technologies that render our operations obsolete.

EMPLOYEES

Since January 20, 2003 and as of the date of this Report, we have 19 employees, 12 of whom are full-time, as well as 7 part time employees who are shared with Baroda. These employees are paid by our landlord, Baroda, which acts as a payroll service for our operating staff. These personnel include programmers, graphic designers and customer service staff. We also directly pay other consultants for services, as and when needed. We believe that we have has a sound relationship with our employees and contractors.

None of our employees or independent contractors are represented by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY

Since January 20, 2003 our registered office has been located at 9000 Sheridan Street, Suite 7, Pembroke Pines, Florida, where we maintain an office presence. Our Florida office presence lease bears a monthly commitment of $159 and continues on a month to month basis. The operations of Worldwide, the Company's wholly owned subsidiary, have been relocated but are still based in San Jose, Costa Rica, at Building 6, Oficentro La Sabana, 7th floor, pursuant to a Commercial Sublease and Services Agreement requiring base monthly payments to Baroda, our landlord, which are currently $400 per month. Our agreement with Baroda also includes the utilization of certain office space located within the Kannawakee Reservation in Quebec Canada, where we house our servers. Baroda had permitted us to defer payment of rental and other payments that we owed it, on an interest-free basis, since the date we commenced our online gaming operations through January of 2004. We have paid Baroda the entire balance that we had accrued and now pay Baroda all sums due under our Sublease and Services Agreement on a monthly basis as they come due. While we feel that we would be able to find and lease substitute office space should such a need arise, it is unlikely that we would find a landlord willing to provide the space and services provided to us by Baroda.

ITEM 3.   LEGAL PROCEEDINGS

In September of 2003, the Company and its officers and directors were named as defendants in the matter known as FCC Enforcement Company successors in interest to AMPS Wireless Data vs. AngelCiti Entertainment, Inc., George Gutierrez, Dean Ward, et. al. This suit was filed in the Scottsdale Justice Court of the State of Arizona in and for the County of Maricopa, and alleged, among other things that we violated The Telephone Consumer Protection Act of 1991 (the "Telephone Consumer Protection Act") by sending certain unsolicited fax advertisements to certain parties in violation of the Telephone Consumer Protection Act.

In October of 2003, the Company and its officers and directors were named as defendants in the matter known as FCC Enforcement Company successors in interest to Crossroads of Life Christian Books and Gifts vs. AngelCiti Entertainment, Inc., George Gutierrez, Dean Ward, et. al. This suit was filed in the Peoria Justice Court of the State of Arizona in and for the County of Maricopa, and alleged, among other things that we violated The Telephone Consumer Protection Act of 1991 (the "Telephone Consumer Protection Act") by sending certain unsolicited fax advertisements to certain parties in violation of the Telephone Consumer Protection Act.

Each case sought unspecified damages. While plaintiff's are seeking discovery in connection with these matters, we believe that a settlement is very likely and are willing to settle, without admitting liability, as the cost of defense is high. The range of the cash settlement is expected to be between $1,500 and $12,500, although no assurance can be given that the settlement, if reached, will not exceed $12,500. We have accrued $12,500 in our financial statements and recorded the same as a settlement payable. One or both of these litigation matters relate to allegations involving facts attributable to Baroda, which is controlled by our president, George Gutierrez, and Vice President, Dean Ward. Baroda was not named in either lawsuit. Baroda has undertaken to bear its proportionate share of any settlement that is paid in connection with these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2002, we entered into a Share Exchange Agreement which provided for our purchase of Worldwide Management, Inc. for 21 million shares of our common stock. The matter was subject to a vote by and approval of our shareholders, which action was approved by holders of a majority of our common shares on November 5, 2002. The transaction closed on January 20, 2003. No matter was submitted to a vote of our security holders during the fourth quarter of the year ending December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board. Our ticker symbol is AGEL.

The range of high and low bid prices for our common shares for each quarter of the last two calendar years was as follows:

                                                 Low Bid           High Bid
                                                 -------           --------
                       4th Quarter 2002            $0.03             $0.18

                       1st Quarter 2003            $0.06             $0.11
                       2nd Quarter 2003            $0.08             $0.23
                       3rd Quarter 2003            $0.04             $0.145
                       4th Quarter 2003            $0.045            $0.16

The foregoing stock prices have been adjusted to reflect all splits. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS

As of December 31, 2003, there were 282 shareholders of our common stock. This number excludes the beneficial owners of shares held in "street" name or held through participants in depositories.

DIVIDEND POLICY

We have not paid any cash or other dividends to date. We do not anticipate paying any cash or other dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2003, we initiated a Regulation "S" offering to sell up to 144,000,000 post splits shares of our common stock. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. Shares sold pursuant to this Regulation S offering as well as shares sold upon the exercise of certain options during the fourth quarter of 2003 and first calendar quarter of 2004 are described below:

On October 2, 2003, we issued 3,734,456 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,714.

On October 8, 2003, we issued 235,852 shares of common stock upon the exercise of stock options at an exercise price of $.035255 having a fair value of $8,315 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On October 13, 2003, we issued 3,633,552 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,455.

On October 17, 2003, we issued 1,218,116 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,042.

On October 17, 2003, we issued 7,227,044 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $107,549.

On October 17, 2003, the Company issued 100,000 shares at $.052 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 5,252.

On October 27, 2003, the Company issued 120,000 shares at $.073 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,787.

On October 31, 2003, the Company issued 100,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,090.

On October 31, 2003, the Company issued 70,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,363.

On November 4, 2003, the Company issued 343,974 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $12,182 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On November 4, 2003, the Company issued 3,197,831 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $37,615.

On November 4, 2003, the Company issued 5,648,696 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $75,312.

On November 4, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

On November 5, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,434.

On November 5, 2003, the Company issued 70,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,656.

On November 5, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,434.

On November 7, 2003, the Company issued 90,000 shares at $.095 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,636.

On November 10, 2003, the Company issued 20,000 shares at $.089 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,798.

On November 10, 2003, the Company issued 50,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,525.

On November 10, 2003, the Company issued 80,000 shares at $.070 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,656.

On November 10, 2003, the Company issued 100,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,100.

On November 12, 2003, the Company issued 70,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,363.

On November 12 2003, the Company issued 70,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,300.

On November 12, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

On November 12, 2003, the Company issued 20,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,818.

On November 13, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

On November 13, 2003, the Company issued 50,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,050.

On November 14, 2003, the Company issued 65,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,883.

On November 14, 2003, the Company issued 70,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,636.

On November 16, 2003, the Company issued 813,455 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,112.

On November 17, 2003, the Company issued 150,000 shares at $.070 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,605.

On November 17, 2003, the Company issued 40,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,616.

On November 21, 2003, the Company issued 65,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 5,252.

On November 21, 2003, the Company issued 50,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

On November 21, 2003, the Company issued 150,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,120

On November 21, 2003, the Company issued 70,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $7,070.

On November 21, 2003, the Company issued 40,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,201

On November 24, 2003, the Company issued 50,000 shares at $.081 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,052

On November 25, 2003, the Company issued 100,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,070

On November 25, 2003, the Company issued 150,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,120.

On November 26, 2003, the Company issued 40,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,616.

On November 26, 2003, the Company issued 100,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,080.

On December 1, 2003, the Company issued 1,203,670 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,101.

On December 3, 2003, the Company issued 214,219 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $7,586 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On December 3, 2003, the Company issued 2,380,000 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $34,639.

On December 5, 2003, the Company issued 7,698,258 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $87,872.

On December 9, 2003, the Company issued 60,000 shares at $.089 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,385.

On December 9, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

On December 9, 2003, the Company issued 70,000 shares at $.085 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,980.

On December 11, 2003, the Company issued 2,496,548 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for a stock subscription receivable of $26,719

On December 18, 2003, the Company issued 85,000 shares at $.066 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,636.

On December 17, 2003, the Company issued 841,533 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,310.

On January 9, 2004, we issued 532,933 shares at $.01033 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,506.

On January 9, 2004, we issued 125,000 shares at $.071 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,880.

On January 9, 2004, we issued 106,638 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $3,777 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On January 23, 2004, we issued 322,903 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,144.

On January 23, 2004, we issued 5,166,758 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $73,497.

On January 23, 2004, we Company issued 1,681,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $22,309.

On January 23, 2004, we issued 75,000 shares at $.056 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,242

On January 23, 2004,we issued 40,000 shares at $.050 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,020.

On January 23, 2004, we issued 130,000 shares at $.053 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,946.

On January 27, 2004, we issued 200,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,090.

On January 28, 2004, we issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,565.

On January 29, 2004, we issued 50,000 shares at $.060 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,030.

On January 29, 2004, we issued 40,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,202

On January 30, 2004, we issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 3, 2004, we issued 65,000 shares at $.056 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,676.

On February 3, 2004, we issued 150,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,332.

On February 4, 2004, we issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 5, 2004, we issued 250,000 shares at $.058 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,645.

On February 6, 2004, we issued 32,000 shares at $.058 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,875.

On February 9, 2004, we issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 9, 2004, we issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 11, 2004, we issued 988,137 shares at $.012 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,061.

On February 11, 2004, we issued 2,395,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $18,211.

On February 17, 2004, we issued 200,000 shares at $.0650 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,998.

On February 18, 2004, we issued 455,868 shares at $.0111 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,088.

On February 18, 2004, we issued 3,700,700 shares at $.00859 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $31,820.

On February 19, 2004, we issued 100,000 shares at $.0556 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 19, 2004, we issued 60,000 shares at $.0562 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,373.

On February 23, 2004, we issued 300,000 shares at $.0581 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,422.

On February 23, 2004, we issued 100,000 shares at $.0657 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,565.

On February 24, 2004, we issued 28,000 shares at $.0700 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,959.

On February 26, 2004, we issued 100,000 shares at $.0707 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 7,070.

On March 03, 2004, we issued 3,572,525 shares at $.0097 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 34,552.

On March 09, 2004, we issued 3,360,480 shares at $.0092 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 34,552.

On March 9, 2004, we issued 224,093 shares of common stock upon the exercise of stock options at an exercise price of $.03666 having a fair value of $8,216 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS AND PLAN OF OPERATION

We purchased all of the outstanding shares of Worldwide Management, SA ("Worldwide"), an administrator of on-line casinos, in January of 2003. Worldwide commenced its operations in May of 2002. Worldwide's operations for the year ending December 31, 2002, which represent almost eight full months of operations, are presented herein for comparative purposes. Figures for the year ending December 31, 2003 are presented on a consolidated basis rather than as those attributable to Worldwide, alone. Comparative discussions regarding our operations are described below with respect to those items which we believe can be meaningfully compared.

We had processed $25,991,878 in gaming transactions and $474,098 in net casino revenues from May 2, 2002, the date that these operations commenced, through December 31, 2002. Our growth, in terms of 2003 total gaming transactions of $54,489,158, and net casino revenues of $1,007,427, sets the stage for what we feel we can accomplish in 2004. While the foregoing figures contrast approximately eight months of operations with almost 12 months of operations, average monthly gaming transactions for the year ending December 31, 2003 increased approximately 40% over the previous year, from $3,248,985 per month to $4,540,763 per month, and average monthly net casino revenues for the year ending December 31, 2003 increased approximately 42% over the previous year from $59,262 per month to $83,952 per month. Worldwide's relationship of revenue to handle increased to approximately 1.85% for the year ending December 31, 2003 from approximately 1.82% for the year ending December 31, 2002. Notwithstanding the foregoing, past performance and trends can never serve as an indication of our future performance and we cannot be assured that our growth and growth rates regarding gaming transactions and net casino revenue will continue or that we will ever reach a level of profitability, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

Our revenues are principally generated as a result of an agreement that provides for our administration of the online casino owned by a third party and sublicensing of online gaming software. Pursuant to the Equivest Agreement, we receive a fee based upon the revenue generated by the casino's online play. We, in turn, pay out a percentage of that fee to our software provider/licensor. While we may develop our own proprietary online gaming software in the future, we have no current plan to do so and do not anticipate that we will have any research and development expenses. We do not currently envision the purchase or sale of plant or significant equipment and anticipate that Worldwide's staffing requirements will remain as they are.

Despite our revenue growth on a year to year basis, we have never operated at a profit. We suffered operating losses of $1,013,312 for the year ending December 31, 2003 and Worldwide suffered operating losses of $453,020 for the year ending December 31, 2002. We strive to control our ongoing expenses. However, our ongoing royalty fee expense, which increased to $205,816 for the year ending December 31, 2003 from $84,756 for the same period of the prior year, is directly proportionate to our net casino revenues and our revenues have been derived from aggressive marketing, advertising and commission expenses, which increase to $208,028, $37,621 and $194,037 during the year ending December 31, 2003 from $8,000, 23,067 and $104,324, respectively, for the prior year.

While our marketing and software related expenses increased significantly, our depreciation, amortization, and bad debt expenses decreased significantly as we are no longer amortizing the gaming software that we use and have improved the management of our receivables. Amortization and depreciation expense decreased to $18,293 for the year ending December 31, 2003 from $75,004 for the same period of the prior year. Bad debt expense decreased to $108,072 for the year ending December 31, 2003 from $164,342 for the same period of the prior year.

During the third calendar quarter of 2003, we initiated an investor relations program and booked a one-time related expense of $50,000. During the calendar year ending December 31, 2003, we were named in a lawsuit alleging, among other things, that we had improperly transmitted junk faxes. While we vigorously deny any wrongdoing, we believe that it is in our best interest to settle the matter without admitting liability. We have accrued the contingent loss of $12,500 in connection with an expected future settlement. There were no comparable figures for the prior year related to this settlement expense. License fees of $159,167 were incurred during the calendar year ending December 31, 2003 and were paid for, in part, upon the exercise of certain stock options rather than cash. This fee was incurred in connection with an amendment to our software license agreement, which is more fully described in Footnote 8(B) to our financial statements. There were no comparable figures for the prior year and no related fee due the licensor should be incurred beyond July of 2004. While legal and professional fees and general and administrative expenses are presented herein, we do not believe that any meaningful year to year comparison can be made with respect to these entries as the entries for the 2003 period are presented on behalf of AngelCiti Entertainment, Inc. on a consolidated basis and those for the 2002 period are presented on behalf of Worldwide, the operating subsidiary, alone.

While we continue to suffer losses, we are dependent upon outside financing to remain in business. Towards this end, we have retained the services of consultants to assist us. As a result, we have booked consulting fees of $293,855 for the calendar year ending December 31, 2003 of which $200,000 were incurred in connection with our financing efforts. The remaining fees were incurred in connection with investor relations and the payment of monthly consulting fees to Lawrence Hartman, CEO of Omega. We do not anticipate that we will outsource investor relations services during the 2004 calendar year.

Serious concerns do currently exist regarding our present overall financial position. While we generate revenue and have repaid funds owed to an affiliated entity which had provided us with subleased office space, internet bandwidth, phone services, accounting, human resources, payroll, licensing and other services, our current revenues are insufficient to sustain our operations and we are dependent upon our ongoing financing efforts to remain a viable business.

We have not incurred any research and development costs over the last two calendar years and do not expect to incur such expenses during the current calendar year. Nor do we expect to purchase or sell any significant equipment or other assets. We expect the number of employees to be used in connection with our operations to remain constant. However, should funds permit or otherwise become available to us, we would seek to increase our marketing staff.

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

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gaming. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gaming or subsequent regulation thereof.

We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not in violation of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee. Both are expected to come to a full vote. The United States

Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills, and both the House and Senate bills need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States' efforts to curtail online casino gaming and it is equally unclear as to whether the United States will appeal the World Trade Organization ruling.

Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

Since 2002, the Attorney General of the State of New York has been successful in getting more than 10 major financial institutions, including Citibank and PayPal, one of the largest internet money transfer companies, to stop processing gambling transactions. While he has been generally unable to prosecute website operators, many of whom are offshore, and hard pressed to prosecute online gamblers, who are dispersed all over the globe, he has been more successful sealing off the financial pipeline connecting the two. Additionally, federal prosecutors from around the United States have threatened to prosecute, on charges of aiding and abetting, any businesses in the United States that provide advertising and financial services to Internet casinos. As a result, several large media operations have stopped running advertisements for offshore casinos and other forms of Internet gambling.

Worldwide is a sub-licensor of online gaming software and administers the online casino website owned by a third party. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with the owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

Baroda is engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. Both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended, despite the fact that we do not believe that Worldwide and Equivest are required to apply for and possess a license in their own names. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide and Equivest to conduct their respective businesses, no assurance can be given that the Costa Rican government will permit Worldwide or Equivest to operate their businesses under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. However, as of December 31, 2003, we had cash and cash equivalents of $118,363 and had working capital of $23,590 at that date. Our cash position resulted from the ongoing offshore sale of our securities. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, we have raised $1,130,597 during the 2003 calendar year, net of commissions, pursuant to a Regulation S offering, during the course of which we sold 73,858,655 of our post split restricted common shares. From January 1, 2004 though March 15, 2004, we sold 24,628,304 of said shares and raised net proceeds of $278,012, after deducting all broker commissions and/or concessions.

Some shares that had been sold pursuant to this Regulation S offering carry certain registration rights that require us to include all or a portion of these shares in any registration statement that we file with the US Securities and Exchange Commission under certain circumstances. Additionally, throughout most of the year ending December 31, 2003, our operating losses had been funded by loans from Baroda. These loans had been paid in full from proceeds raised from our ongoing Regulation S Offering. No assurance can be given that Baroda will make loans to us in the future should we need them.

Until we can sufficiently grow our revenues, we will be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding resulting from the efforts of those parties with whom we have contracted. During the fourth calendar quarter of 2003, we entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provides for a credit facility of up to $2,430,000 that may be distributed in one or more draws. However, the Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds to us. Moreover, we cannot be certain that the lender has available funds to loan us. Our obligations under the Loan Agreement are to be secured by 49,020 shares of our Series B Convertible Preferred shares. Upon the uncured default of our obligations to this lender, these shares, if fully converted into our common shares, would represent 1,176,480,000 of our common shares and would provide the lender with voting control of our management and of our business.

The Loan Agreement, by its terms, prohibits us from issuing any additional shares, including those that we have been issuing pursuant to our Regulation S offering, without the lender's consent. It requires us to, among other things, increase our authorized capital, register underlying common stock that would be issued to the lender in connection with its exercise of certain warrants and pay the lender an origination fee equal to 10% of each advanced draw. The foregoing terms are costly and may have an adverse effect on our ability to repay the loan and prevent a change in control of our management. Moreover, the loan subjects us to certain affirmative and negative covenants, which if violated, would give rise to a default under the Loan Agreement and possible change in control.

Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, as we cannot be certain that we will be able to continue to raise funds in the debt or equities markets at terms that are satisfactory to us. If we cannot generate sufficient cash flow or raise additional proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We believe that we have sufficient cash on hand to remain in business over the next six month period. While we are hopeful that Worldwide's on-line gaming operations will generate positive cash flow by the second half of 2004, we cannot be certain that we can do so within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

FUTURE EXPENDITURES

Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating sufficient net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, software upgrades, marketing and advertising expenses and for general working capital purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150").

This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear on pages F-1 to F-33


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Except as set forth below, there were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of last year, we inadvertently made approximately $18,000 of payments for the benefit of Baroda. These payments were repaid to us in full shortly after they were made. As Baroda is controlled by George Gutierrez, our president and one of our directors, these payments may have been made in violation of Section 402 of the Sarbanes Oxley Act of 2002 and Section 13(k) of the Exchange Act as said provisions make it unlawful for any issuer, directly or indirectly, to extend or maintain credit in the form of a personal loan to or for any director or executive officer of that issuer. The incident had been brought to the attention of the Company, after the effects of the potential violation had been reversed. The Company has been advised to employ procedures designed to ensure that no potential violations of this type occur in the future and has implemented the same.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                   Age        Title (1)
----                   ---        ---------
George Gutierrez       40         CEO, President and Director
Dean Ward              39         CFO, Treasurer, Secretary and Director

----------
(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors are otherwise elected and have accepted their positions. Directors are elected for one-year terms.

Mr. Gutierrez has served as our chief executive officer, president and director since January 20, 2003. He has served as president of Commercial LT Baroda, SA since April of 1998. Baroda is a data processing company in the gaming industry, providing call center set-up, 24-hour customer service, and general operations management. Mr. Gutierrez is responsible for general operations of Baroda as its senior executive officer. Mr. Gutierrez has served as the CEO of Kailuamana SA, a company, which provides investment banking services to Latin clientele, since November 1999. Kailuamana, SA is a principal shareholder of Omega. Since April of 2001, Mr. Gutierrez has served as the president of First National Consulting Inc., a Belize corporation ("FNC") that processes online gaming transactions. FNC was acquired by us in September of 2003.

Mr. Ward has served as our chief financial officer, secretary, treasurer and director since January 20, 2003. He has served as the treasurer of Baroda since April of 1998. Mr. Ward handles the day-to-day money management and accounting functions for Baroda. From January of 2001 through March of 2002 he also served as President of Capital Holdings Group Worldwide Limited ("Capital"), an investment group, handling its day-to-day operations. Capital was and continues to be a stockholder of Omega.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that reports required to be filed have been filed, George Gutierrez and Dean Ward, our executive officers and directors, have not filed their Forms 3, 4 and/or 5 in a timely manner. Messrs. Gutierrez and Ward have been made aware of their delinquencies and are in the process of filing appropriate documentation with the Securities and Exchange Commission.

AUDIT COMMITTEE FINANCIAL EXPERT

Given our limited operations and resources, and the limited size of our management team, we do not have an audit committee and we do not retain the services of an audit committee financial expert. At such time as our operations and financial resources permit, we intend to establish an audit committee of independent directors and designate an audit committee financial expert to serve thereon. However, we cannot be certain that we will ever have the resources required to do so.

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

INDEMNIFICATION AND LIMITS OF LIABILITY

Our Articles of Incorporation, as amended, limit the personal liability of our officers and directors from the claims of the Company or our shareholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer provided, however, that such liability is not limited for acts or omissions involving intentional misconduct, fraud or a knowing violation of the law, or the payment of dividends in violation of Section 78.300, Nevada Revised Statutes.

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

ITEM 10. EXECUTIVE COMPENSATION

Messrs. Gutierrez and Ward were not paid a salary during the year ending December 31, 2003. However, they may be paid a salary in the future should our operations and cash flow permit.

The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:

NAME AND                              ANNUAL COMPENSATION                        LONG TERM COMPENSATION
PRINCIPAL POSITION     YEAR    SALARY         BONUS      OTHER(1)       STOCK        SAR's        LTIP   OTHER(1)
------------------     ----    ------         -----      --------       -----        -----        ----   --------
Brian Hurley-CEO, CFO  2001   $163,000        $0.00      $  0.00        $0.00        $0.00       $0.00     $0.00
    and secretary      2002   $   0.00        $0.00      $  0.00        $0.00        $0.00       $0.00     $0.00
Georgios Polyhron-     2002   $   0.00        $0.00      $11,320(2)     $0.00        $0.00       $0.00     $0.00
opoulos-CEO/president
George Gutierrez-CEO
   and president       2003   $   0.00        $0.00      $  0.00        $0.00        $0.00       $0.00     $0.00
Dean Ward-Vice
   President/CFO,
   Secretary
   and Treasurer       2003   $   0.00        $0.00        $0.00        $0.00        $0.00       $0.00     $0.00

----------
(1) We do not currently have any employee incentive stock option plan.
(2) Represents $11,320 of management fees paid to Mr. Polyhronopoulos during 2002.

TERMS OF OFFICE

Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

DIRECTOR'S COMPENSATION
No compensation has been paid to directors for service in such capacity in the past. We reimburse directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

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

The following table sets forth certain information as of December 31, 2003 with respect to shares of common stock owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.

Title of               Name and Address of              Amount of       Percent
Class                  Beneficial Owner                 Shares          of Class
------------           ------------------------         ---------       --------
Common stock           Omega Ventures, Inc.
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204        11,320,000         05.28%

Common stock           George Gutierrez
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204        18,135,200(1)      08.47%

Common Stock           Dean Ward
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204         8,340,000(2)       3.89%

Common Stock           Lawrence Hartman                11,320,000(3)      05.28%
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204

Common Stock           All Executive Officers
                       and Directors as a Group
                       (2 people)                      26,475,200(1)      12.36%
----------
(1) Mr. Gutierrez is a control person of Kailuamana, SA. Kailuamana owns 2.5 million shares, or approximately 10.17 percent of the issued and outstanding common shares of Omega Ventures, Inc., and is a control person thereof. Kailuamana also owns 6,815,200 of our common shares, directly.
(2) Mr. Ward is a principal of Wye & Walsay, Ltd. ("Wye"), which owns 2.5 million shares of Omega Ventures, Inc., respectively, or approximately 10.17% of Omega's issued and outstanding common shares. Wye owns 8,340,000 of our common shares.
(3) Mr. Hartman is CEO of Omega Ventures, Inc. and owns 9,040,000 or approximately 36.7% of its issued and outstanding common shares. As such, he is a control person of Omega Ventures, Inc.

CHANGES IN CONTROL

During the fourth calendar quarter of 2003, we entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provides for a credit facility of up to $2,430,000 that may be distributed in one or more draws. However, the Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds to us. Moreover, we cannot be certain that the lender has available funds to loan us. Our obligations under the Loan Agreement are to be secured by 49,020 shares of our Series B Convertible Preferred shares. Upon the uncured default of our obligations to this lender, these shares, if fully converted into our common shares, would represent 1,176,480,000 of our common shares and would provide the lender with voting control of our management and of our business.

The Loan Agreement, by its terms, prohibits us from issuing any additional shares, including those that we have been issuing pursuant to our Regulation S offering, without the lender's consent. It requires us to, among other things, increase our authorized capital, register underlying common stock that would be issued to the lender in connection with its exercise of certain warrants and pay the lender an origination fee equal to 10% of each advanced draw. The foregoing terms are costly and may have an adverse effect on our ability to repay the loan and prevent a change in control of our management. Moreover, the loan subjects us to certain affirmative and negative covenants, which if violated, would give rise to a default under the Loan Agreement and possible change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2003, we acquired 100% First National Consulting Inc., a Belize corporation that had been processing the gaming transactions that we had administered ("FNC"), from our president, George Gutierrez, in exchange for nominal consideration. Mr. Gutierrez continues to serve as the president of FNC.

During the year ended December 31, 2003, Omega Ventures, Inc., a company possessing voting control over our shares ("Omega") forgave $85,362 of inter-company accounts receivable due from us. However, at December 31, 2003, Omega owed us $9,078 for funds advanced to pay certain professional fees. This balance is expected to be offset against future inter-company activity in the form of certain expense reimbursements, during the first calendar quarter of 2004. In May of 2003, Omega contributed computer equipment to us that we use to house our gaming software. This equipment had net book value of $17,939 at that date.

During the fourth calendar quarter of 2003, we inadvertently made $18,549 of payments for the benefit of Baroda. These payments were repaid to us in full shortly after they were made. As Baroda is controlled by George Gutierrez, our president and one of our directors, these payments may have been made in violation of Section 402 of the Sarbanes Oxley Act of 2002 and Section 13(k) of the Exchange Act as said provisions make it unlawful for any issuer, directly or indirectly, to extend or maintain credit in the form of a personal loan to or for any director or executive officer of that issuer.

Effective January 20, 2003, the Company retained the services of Lawrence Hartman, the Chief Executive Officer of Omega, as a consultant to the Company pursuant to the terms of a verbal one year agreement, for which Mr. Hartman was to be paid a fee of $4,166.67 per month. This monthly fee was increased to $4,400 and was again increased to $5,000 in September of 2003. This consulting agreement continues for a term of one year and renews automatically for successive one year terms unless terminated by either Mr. Hartman or us within 60 days of the end of each one year term.

Our president, George Gutierrez, is a control person of Baroda, our landlord. Worldwide, our wholly owned subsidiary, has entered into a Commercial Sublease and Service agreement with Baroda (the "Sublease") that requires Worldwide to, among other things, pay Baroda no more than base rent of $6,000 per month, $2,000 per month for phone service, bandwidth usage at the rate of $12,000 per month, general accounting services at a rate of $2,500 per month, human resources services at a rate of $1,500 per month, as well as employment service usage on an as-needed basis at rates ranging from $900 per month to $3,000 per month Baroda had permitted us to defer payments due under the Sublease. During the year ending December 31, 2003, we repaid Baroda $301,466 of deferred Sublease payments, leaving a year-end balance of $4,435 which was repaid in full in January of 2004. Following our relocation to smaller space in Costa Rica, our base rent payable to Baroda was reduced to $400.00 per month. Assuming our employment service usage does not materially increase, our ongoing monthly payments to Baroda should be less than the monthly amounts we had paid during the course of 2003. However, no assurance is given that this will be the case. Additionally, Worldwide paid Baroda a fee of $12,500 per month for the months December 2002, January 2003 and February 2003 for marketing services rendered to us, designed to draw betting traffic to Equivest URL's, pursuant to the terms of a written agreement that expired on October 31, 2003. This agreement was not renewed.

October 9, 2002, we borrowed $25,000 from RLG Alliance Group, SA, ("RLG") a company controlled by our current president, George Gutierrez, pursuant to the terms of a non-interest bearing six month promissory note. This note had been extended for another six months and was secured by 500,000 of our pre-split common shares. This loan was repaid in full in December of 2003.

We have entered into a verbal marketing agreement with Omega, pursuant to which Omega is to promote the establishment of internet links with unrelated marketing affiliates designed to provide Equivest and other casino operators with whom we may do business with new players. Pursuant to this verbal agreement, we have agreed to pay Omega from 2%-5% of all net casino winnings derived from players referred by the links that Omega has established. Payments to Omega are to commence after a six month trial period has lapsed.

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

During 2001, we issued 5,000,000 of our pre-split shares to a company controlled by Mr. Hurley, pursuant to the terms of the Reorganization Agreement. During 2002, the 5,000,000 pre-split shares previously issued to the company controlled by Mr. Hurley in connection with the Reorganization Agreement were surrendered to our treasury and we issued 2,000,000 pre-split shares of our common stock in exchange therefore, in connection with the Modification Agreement. Additionally, we paid Mr. Hurley annual compensation of $163,000 during the 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2. Financial Statement Schedules - None

         3. Exhibits:

Exhibit No.                Description
-----------                -----------

   3.1            Articles of Incorporation, as amended
   3.2            Bylaws, as amended*
   4.1            Common Stock Certificate*
  21.1            Subsidiaries
  31.1            Rule 13a-14(a)/15d-14(a) Certification of George Gutierrez
  31.2            Rule 13a-14(a)/15d-14(a) Certification of Dean Ward
  32.1 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
* Incorporated by reference to our Form 10-SB12G filed with the US Securities and Exchange Commission on April 4, 2000

Reports on Form 8-K
-------------------
         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We were billed for and paid our current auditors, Salberg &
Company $77,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2003 calendar year. We were billed for and paid our current auditors, Salberg & Company $14,500 for professional services rendered by said auditor for the audit of our annual financial statements for the 2002 calendar year.

Audit-Related Fees. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2003 and 2002 calendar year, respectively.

Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2003 and December 31, 2002.

All Other Fees. We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar years ending December 31, 2003 and December 31, 2002

Audit Committee Pre-Approval Polices. We do not have an audit committee. As such, we have no audit committee pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ANGELCITI ENTERTAINMENT, INC.


Date:  March 30, 2004             By: /s/ George Gutierrez
                                      ------------------------------------------
                                      George Gutierrez, CEO and President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 30, 2004             By: /s/ George Gutierrez
                                      ------------------------------------------
                                      George Gutierrez, CEO and Director


Date:  March 30, 2004             By: /s/ Dean Ward
                                      ------------------------------------------
                                      Dean Ward, CFO and Director
Date:  March 30, 2004

                          AngelCiti Entertainment, Inc.
                                and Subsidiaries
                       (F/K/A iChance International, Inc.)

                        Consolidated Financial Statements

                                December 31, 2003


                                    Contents
                                    --------

                                                                        Page(s)
                                                                        -------
Independent Auditors' Report                                              F-1

Consolidated Balance Sheet                                                F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statement of Changes in Stockholders' Equity                 F-4

Consolidated Statements of Cash Flows                                   F-5-F-6

Notes to Consolidated Financial Statements                              F-7-F-34

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of:
   AngelCiti Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of AngelCiti Entertainment, Inc. (F/K/A iChance International, Inc.) and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of AngelCiti Entertainment, Inc. (F/K/A iChance International, Inc.) and Subsidiaries as of December 31, 2003, and the results of its operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has a net loss of $1,054,899 and net cash used in operations of $689,014 for the year ended December 31, 2003, and an accumulated deficit of $1,457,808 at December 31, 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 3, 2004

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003
                               -----------------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                              $   118,363
  Due from Parent - related party                                         9,078
  Loan receivable - related party                                        18,549
  Prepaid and other assets                                                7,532
                                                                    -----------
TOTAL CURRENT ASSETS                                                    153,522
                                                                    -----------
EQUIPMENT, NET                                                           14,672
                                                                    -----------
TOTAL ASSETS                                                        $   168,194
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                  $    16,105
  Loan payable - related party                                            4,435
  Accrued royalty payable                                                21,049
  Customer deposits                                                      30,806
  Payouts due                                                            15,445
  Payroll taxes payable                                                   4,993
  Note payable                                                           23,960
  Accrued interest payable                                                  639
  Settlement payable                                                     12,500
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               129,932
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 14,000 issued and outstanding                       14
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                         --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      214,221,892 shares issued and outstanding                          53,556
  Additional paid in capital                                          1,607,552
  Accumulated deficit                                                (1,457,808)
                                                                    -----------
                                                                        203,314
                                                                    -----------
  Less:  Deferred license fee                                          (138,333)
  Less:  Stock subscription receivable (2,496,548 shares)               (26,719)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                               38,262
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   168,194
                                                                    ===========

           See accompanying notes to consolidated financial statements

         ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
              (F/K/A ICHANCE INTERNATIONAL, INC.)
             CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------

                                                     YEAR ENDED DECEMBER 31,
                                                      2003             2002
                                                 -------------    -------------
CASINO REVENUES, NET                             $   1,007,427    $     474,098
                                                 -------------    -------------
OPERATING EXPENSES
Amortization and Depreciation                           18,293           75,004
Affiliate Commission                                   194,037          104,324
Bad debts                                              108,072          164,342
Consulting                                             293,855           17,808
Royalty                                                205,816           84,756
Marketing                                              208,028            8,000
Advertising                                             37,621           23,067
Legal & Professional fees                              117,478           17,113
Rent                                                    66,390           47,084
License Fee                                            159,167               --
Investor Relations                                      50,000               --
Settlement Expense                                      12,500               --
General and Administrative                             549,482          385,620
                                                 -------------    -------------
TOTAL OPERATING EXPENSES                             2,020,739          927,118
                                                 -------------    -------------
LOSS FROM OPERATIONS                                (1,013,312)        (453,020)
                                                 -------------    -------------
OTHER INCOME
Interest income                                            655               --
Other income                                            10,167           52,428
                                                 -------------    -------------
TOTAL OTHER INCOME                                      10,822           52,428
                                                 -------------    -------------
OTHER EXPENSE
Interest expense                                        (2,449)              --
Other expenses                                         (49,960)          (2,317)
                                                 -------------    -------------
TOTAL OTHER EXPENSE                                    (52,409)          (2,317)
                                                 -------------    -------------
Total Other Income (Expense)                           (41,587)          50,111
                                                 -------------    -------------
NET LOSS                                         $  (1,054,899)   $    (402,909)
                                                 =============    =============
NET LOSS PER SHARE - BASIC AND DILUTED           $       (0.00)   $       (0.00)
                                                 =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
           DURING THE YEAR - BASIC AND DILUTED     396,716,904      504,000,000
                                                 =============    =============

           See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

                                                    PREFERRED STOCK, SERIES A              COMMON STOCK                ADDITIONAL
                                                 ------------------------------    ------------------------------        PAID-IN
                                                     SHARES           AMOUNT           SHARES           AMOUNT           CAPITAL
                                                 -------------    -------------    -------------    -------------    -------------
Investment from parent                                      --    $          --      504,000,000    $     126,000    $     197,500

Net loss, 2002                                              --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2002                                  --               --      504,000,000          126,000          197,500

Deemed issuance to shareholders                             --               --       68,160,000           17,040          (17,040)

Recapitalization - net equity                               --               --               --               --          (27,730)

Stock issued for cash, net of $137,482 in
    offering costs                                          --               --       73,858,655           18,465        1,138,851

Cancellation and contribution of common stock                                            (16,000)              (4)               4

Stock issued for services                                   --               --        2,400,000              600           39,400

Stock options exercised in connection with
    accrued royalty payment to software vendor              --               --        1,819,237              455           64,280

Amortization of deferred license fee                        --               --               --               --               --

Transfer-in of computer equipment from parent               --               --               --               --           17,939

Exchange of common stock for preferred stock            14,000               14     (436,000,000)        (109,000)         108,986

Parent forgiveness of debt                                  --               --               --               --           85,362

Net Loss, 2003                                              --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------
BALANCE, DECEMBER 31, 2003                              14,000    $          14      214,221,892    $      53,556    $   1,607,552
                                                 =============    =============    =============    =============    =============
[RESTUBBED]
                                                   ACCUMULATED     DEFERRED      SUBSCRIPTION
                                                     DEFICIT      LICENSE FEE     RECEIVABLE       TOTAL
                                                   -----------    -----------    -----------    -----------
Investment from parent                             $        --    $  (297,500)   $        --    $    26,000

Net loss, 2002                                        (402,909)            --             --       (402,909)
                                                   -----------    -----------    -----------    -----------
Balance, December 31, 2002                            (402,909)      (297,500)            --       (376,909)

Deemed issuance to shareholders                             --             --             --             --

Recapitalization - net equity                               --             --             --        (27,730)

Stock issued for cash, net of $137,482 in
    offering costs                                          --             --        (26,719)     1,130,597

Cancellation and contribution of common stock                                                            --

Stock issued for services                                   --             --             --         40,000

Stock options exercised in connection with
    accrued royalty payment to software vendor              --             --             --         64,735

Amortization of deferred license fee                        --        159,167             --        159,167

Transfer-in of computer equipment from parent               --             --             --         17,939

Exchange of common stock for preferred stock                --             --             --             --

Parent forgiveness of debt                                  --             --             --         85,362

Net Loss, 2003                                      (1,054,899)            --             --     (1,054,899)
                                                   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                         $(1,457,808)   $  (138,333)   $   (26,719)   $    38,262
                                                   ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                    YEAR ENDED DECEMBER 31,
                                                                      2003           2002
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(1,054,899)   $  (402,909)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Amortization                                                           15,026         75,004
Depreciation                                                            3,267             --
Bad debts                                                             108,072        164,342
Amortization of stock based deferred expenses                          40,000             --
Amortization of deferred license fees                                 159,167             --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                (112,075)      (229,984)
  Prepaid and other assets                                             (7,532)            --
Increase (decrease) in:
  Accounts payable                                                    101,116        109,339
  Accrued royalty payable                                              54,552         31,233
  Accrued interest payable                                                639             --
  Customer deposits and payouts due                                    (6,283)        52,535
  Payroll taxes payable                                                (2,564)         7,557
  Settlement Payable                                                   12,500             --
                                                                  -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                (689,014)      (192,883)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan receivable - related party                                     (18,549)            --
  Cash acquired from acquisition                                           75             --
  Purchase of software                                                     --        (90,030)
                                                                  -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (18,474)       (90,030)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs     1,130,597             --
  Contributed capital                                                      --         26,000
  Proceeds from note payable                                           23,960             --
  Proceeds from loan payable - related party                            4,435        273,641
  Repayment of loan payable - parent                                  (48,423)            --
  Repayment of loan payable - related party                          (301,446)            --
                                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             809,123        299,641
                                                                  -----------    -----------
Net Increase in Cash                                              $   101,635    $    16,728

Cash at Beginning of Period                                            16,728             --
                                                                  -----------    -----------
CASH AT END OF PERIOD                                             $   118,363    $    16,728
                                                                  ===========    ===========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash Paid for:
     Interest                                                     $     1,810    $        --
                                                                  ===========    ===========
     Taxes                                                        $        --    $        --
                                                                  ===========    ===========

           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2003
                                -----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

On March 4, 2003, the Company issued 2,400,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000. (See Notes 5 and 11(E))

In May 2003, the Company received contributed computer equipment from its parent with a net book value of $17,939. (See Notes 4, 11(F) and 12)

In May 2003, a shareholder contributed 16,000 shares of common stock having a fair value of $4. (See Note 11(G))

On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 320,000,000 shares of its common stock held by its parent. (See Note 11(D)(i))

On August 15, 2003, the Company issued 2,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 116,000,000 shares of its common stock held by its parent. (See Note 11(D)(i))

On December 11, 2003, the Company issued 2,496,548 shares of common stock in exchange for a stock subscription receivable of $26,719. The subscription was received in full in January 2004. (See Notes 11(E) and 16)

During the year ended December 31, 2003, the Company's parent (Omega Ventures, Inc.) forgave $85,362 of intercompany accounts receivable from its subsidiary (AngelCiti Entertainment, Inc.). (See Note 11(I))

During the year ended December 31, 2003, the Company issued 1,819,237 shares of common stock upon exercise of stock options held by software vendor in connection with the settlement of accrued royalty payments to that vendor. The exercise price and fair value of that transaction was $64,735. (See Note 8(B))

           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

        (A) NATURE OF OPERATIONS

        AngelCiti Entertainment, Inc. (the "Company") was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. On September 17, 2001, Card-Smart Corp. changed its name to iChance International, Inc.

        AngelCiti Entertainment, Inc.'s Subsidiaries, Worldwide Management S.A. D/B/A Worldwide Capital Holdings ("Worldwide"), was incorporated in Costa Rica in 2002, and acquired by AngelCiti Entertainment, Inc. (f/k/a iChance International, Inc.) on January 20, 2003. On January 20, 2003, iChance International, Inc. changed its name to AngelCiti Entertainment, Inc. The transaction was accounted for as a recapitalization of Worldwide (see Note 11(A)). AngelCiti Entertainment Inc. acquired First National Consulting Inc. ("FNC"), a Belize Corporation and a related party in September 2003 (see Note 13). AngelCiti Entertainment, Inc. and its subsidiaries, herein after will be collectively referred to as the "Company."

        The Company is a software licensor and administers software-based games of chance through the Internet. The Company uses state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 6(B)).

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

        Significant estimates in 2003 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on accounts receivable, amortization period on prepaid license fees, depreciable lives on equipment and valuation of stock based compensation.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

        (D) CASH EQUIVALENTS

        For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

        (E) EQUIPMENT

        Equipment is stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using a straight-line method over the estimated useful lives of the related assets of five years.

        (F) LONG-LIVED ASSETS

        The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amounts is reduced to fair value and an impairment loss is recognized. There were no impairment charges during the year ended December 31, 2003.

        (G) STOCK-BASED COMPENSATION

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

        (H) REVENUE RECOGNITION

        Following the guidance of Staff Accounting Bulletin No. 101 and the AICPA's guidance on revenue recognition for casinos, casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        The total amount wagered ("handle") was $ 54,489,158 for the year ended December 31, 2003. The relationship of net casino revenues to handle ("hold percentage") was 1.85% for the year ended December 31, 2003.

        (I) ADVERTISING

        In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2003 and 2002 were $37,621 and $23,067, respectively.

        (J) INCOME TAXES

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

        (K) NET LOSS PER COMMON SHARE

        Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share. All share and per share amounts in the accompanying financial statements have been retroactively restated for a stock split discussed in Note 11(B).

        (L) RECLASSIFICATIONS

        Certain amounts in the year 2002 consolidated financial statements have been reclassified to conform to the year 2003 consolidated presentation.

        (M) FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

        The carrying amounts of the Company's short-term financial instruments, including accounts receivable, loan receivable - related party, accounts payable, loan payable - related party, and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

        (N) NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

        In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

NOTE 2 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
--------------------------------------------------------

        (A) ACCOUNTS RECEIVABLE - CASINO OPERATIONS

        The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of December 31, 2003.

        During the year ended December 31, 2003, the Company recorded a bad debt expense for the holdback of $108,072.

        Accounts receivable with credit card processors at December 31, 2003 was as follows:

        Accounts receivable                   $     153,763
        Allowance for chargebacks                   (153,763)
                                                ------------
        ACCOUNTS RECEIVABLE, NET              $         -
                                                ============

        (B) DUE FROM PARENT - RELATED PARTY

        At December 31, 2003, the Company's parent owed the Company $9,078 for funds advanced to pay certain professional fees. The balance is expected to be offset against future intercompany activity during the first quarter of 2004 (See Note 12).

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

NOTE 3 LOAN RECEIVABLE - RELATED PARTY
--------------------------------------

At December 31, 2003, the Company's Subsidiary (Worldwide) had a loan receivable of $18,549 from its landlord, a related party due to the landlord being owned and operated by the Company's President. (See Note 12) The loan is non-interest bearing, unsecured and due on demand.

Section 402 of the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley") and Section 13(k) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") make it "unlawful for any issuer, directly or indirectly...to extend or maintain credit...in the form of a personal loan to or for any director or executive officer of that issuer." Worldwide's payments made for the benefit of its landlord may constitute a violation of the aforementioned laws. As the payments do not represent a personal loan to the president in the strict sense, the payments may not constitute a violation of the aforementioned laws. Nonetheless, as a potential violation may have occurred, Section 307 of Sarbanes Oxley requires notification of this issue. As the loan has already been repaid in January 2004 (See Note 16) and the effects of the potential violation have been reversed, no further action on the part of the Company is required, other than to employ procedures designed to ensure that no violations of this type occur in the future.

NOTE 4 EQUIPMENT
----------------

Equipment at December 31, 2003 is as follows:

         Computer equipment                                      $    28,000
         Less: accumulated depreciation                               (3,267)
         Less: accumulated depreciation on contributed
         equipment (see Note 11(F))                                  (10,061)
                                                                  ------------
         Equipment, net                                          $    14,672
                                                                  ============

Depreciation expense for the years ended December 31, 2003 and 2002 were $3,267 and $0, respectively.

NOTE 5 DEFERRED EXPENSES
------------------------

On March 4, 2003, the Company entered into a six-month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin received a fee of $110,000 upon execution of the agreement. In addition, Marlin received 2,400,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement had a fair value of $0.017 per share totaling $40,000 based on the recent cash offering price at that time. In addition, Marlin would be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the December 31, 2003, the $110,000 fee had been paid in full. Total fees of $110,000 and $40,000 were recognized ratably over the agreement term.

For the year ended December 31, 2003, the Company recognized consulting expenses aggregating $150,000. Of this total, $58,333 and $ 91,667 related to expense recognition for deferred consulting fees (assets) and deferred consulting fees (equity), respectively. (See Note 11(E))

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

NOTE 6 COMMITMENTS AND CONTINGENCIES
------------------------------------

        (A) COMMITMENTS

        On January 20, 2003, ("effective date"), AngelCiti Entertainment, Inc. and Worldwide Management, S.A. d/b/a Worldwide Capital Holdings (the "Company") entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of December 31, 2003, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one year periods on each annual anniversary of the effective date unless it is sooner terminated. As of December 31, 2003, Equivest was not owed any fees under the terms of its agreement with the Company.

        (B) CONTINGENCIES

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well. In recognition of the foregoing, our servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where we feel the regulatory environment is more favorable to our operations.

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

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gambling. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gambling or subsequent regulation thereof.


         We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

         In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. However, the government of Antigua has recently brought suit and won a ruling against the United States federal government in an effort to prevent US legislation from impacting online gaming companies that operate out of Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States' efforts to curtail online casino gaming and it equally unclear as to whether the United States will appeal the World Trade Organization ruling.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

         Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

         Since 2002, the Attorney General of the State of New York has been successful in getting more than 10 major financial institutions, including Citibank and PayPal, one of the largest internet money transfer companies, to stop processing gambling transactions. While he has been generally unable to prosecute website operators, many of whom are offshore, and hard pressed to prosecute online gamblers, who are dispersed all over the globe, he has been more successful sealing off the financial pipeline connecting the two. Additionally, federal prosecutors from around the United States have threatened to prosecute on charges of aiding and abetting any businesses in the United States that provide advertising and financial services to internet casinos. As a result, several large media operations have stopped running advertisements for offshore casinos and other forms of internet gambling.

         Worldwide is a sub-licensor of online gaming software and is an administrator of the Equivest's online casino website. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns an online casino that is subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

         Baroda is engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. Both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended, despite the fact that we do not believe that Worldwide and Equivest are required to apply for and possess a license in their own names. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide and Equivest to conduct their respective businesses, no assurance can be given that the Costa Rican government will permit Worldwide or Equivest to operate their businesses under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

NOTE 7 LOAN, NOTES AND SETTLEMENT PAYABLE
-----------------------------------------

        (A) LOAN PAYABLE, RELATED PARTY

        During the year ended December 31, 2003, the Company's landlord, a related party, was repaid $301,446 relating to corporate expenses previously paid on behalf of the Company.

        The remaining loan balance was $4,435 at December 31, 2003. The loan advances were non-interest bearing, unsecured, and due on demand (See Notes 12 and 16).

        (B) NOTE PAYABLE, UNRELATED PARTY

        On June 21, 2003, the Company entered into a six-month promissory note payable with an unrelated third party. Under the terms of the promissory note, the Company borrowed $102,500 bearing interest at 2%. The note payable was unsecured. At December 31, 2003, the Company had repaid the note principal and had a remaining balance of accrued interest payable totaling $ 240.

        On July 1, 2003, the Company entered into a six-month promissory note payable with an unrelated third party. Under the terms of the promissory note, the Company borrowed $23,960 bearing interest at 2%. The note payable is unsecured. At December 31, 2003, the Company had related accrued interest payable of $399. The note was repaid in full in January 2004 (See Note 16).

        (C) SETTLEMENT PAYABLE

        During 2003, the Company became subject to litigation alleging that junk faxes were sent to unintended parties. At December 31, 2003, management believes that a settlement is very likely and that they are willing to settle, without admitting liability, because the cost of defense is high. The range of the settlement is expected to be between $1,500 and $12,500. Pursuant to SFAS No. 5, Accounting for Contingencies, the Company will accrue the maximum amount of $12,500 since this amount is probable and reasonably estimable. Additionally, management believes that the maximum of the range will be the most likely outcome and has taken a conservative approach to reporting the results of operations. The Company has recorded $12,500 as a settlement payable, which is reflected in the accompanying consolidated balance sheet and a related charge to the statement of operations for a settlement expense.

NOTE 8 ACCRUED ROYALTY PAYABLE
------------------------------

        (A) MONTHLY ROYALTY PERCENTAGE

        Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. At of December 31, 2003, the Company had accrued $21,049 as a royalty payable.

        (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

        Pursuant to the terms of the initial agreement, the Company had originally been committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum monthly royalty payment

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the year ended December 31, 2003, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options (see note 11(H)) and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $.035417 per share. During the year ended December 31, 2003, the Company issued 1,819,237 shares of common stock having a fair value of $64,735 in connection with this agreement to pay accrued royalty fees upon the exercise of these stock options.

        During the year ended December 31, 2003, the Company incurred a royalty expense of $205,816.

NOTE 9 CUSTOMER DEPOSITS AND PAYOUTS DUE
----------------------------------------

        (A) CUSTOMER DEPOSITS

        During the year ended December 31, 2003, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (See Note 9(B)) or recognized as earned revenues (See Note 1(H)). At December 31, 2003, the Company had customer deposits on hand of $30,806.

        (B) PAYOUTS DUE

        During the year ended December 31, 2003, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (See Note 9(A)). At December 31, 2003, the Company had payouts due of $15,445.

NOTE 10 INCOME TAXES
--------------------

There was no income tax expense for the years ended December 31, 2003 and 2002 due to the Company's consolidated net losses.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

                                                             2003             2002
                                                        --------------    -----------
Computed "expected" tax expense (benefit)               $     (358,666)   $  (136,989)
Change in valuation allowance                                  358,666        136,989
                                                        --------------    -----------
                                                        $          --     $       --
                                                        ==============    ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

  Deferred tax assets:
  Bad debt expense                    $  36,744
  Net operating loss carryforward       403,034
                                      ---------
  Total gross deferred tax assets       439,778
  Less valuation allowance             (439,778)
                                      ---------
  Net deferred tax assets             $      --
                                      =========

The Company has a net operating loss carryforward of approximately $1,185,394 available to offset future taxable income expiring 2023. Utilization of this loss may be limited due to the change in control, which occurred in January 2003 (See Note 11 (A)).

The valuation allowance at December 31, 2002 was $81,112. The net change in valuation allowance during the year ended December 31, 2003 was an increase of $358,666.

NOTE 11 STOCKHOLDERS' EQUITY
----------------------------

        (A) CORPORATE HISTORY AND RECAPITALIZATION

        On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

        On January 20, 2003, the Company acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 504,000,000 of the Company's common shares. The transaction was accounted for as a recapitalization of Worldwide since the shareholders of Worldwide obtained an approximate 88% voting interest and control of AngelCiti at that time. Pursuant to the recapitalization, for financial accounting purposes, the Company is deemed to have issued 68,160,000 common shares to the original stockholders' of AngelCiti Entertainment, Inc. Subsequent to the acquisition, the balance sheet of the Company consists of the assets and liabilities of Worldwide and the Company at historical cost. The operations consist of the historical operations of Worldwide and the operations of the Company from the acquisition date.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

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

        On August 20, 2003, effective October 21, 2003, the Company effectuated a 4 for 1 forward split of its common stock. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the forward split. In connection with this stock split, the Company amended its Articles of Incorporation to reflect a change in the par value of its common stock from $0.001 to $0.00025.

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

        (D) PREFERRED STOCK ISSUANCES

            (I) SERIES A - VOTING AND NOT CONVERTIBLE

            On February 26, 2003, the Board of Directors adopted a resolution to authorize 50,000 shares of voting preferred stock, Series A, $0.001 par value. Under the terms of the preferred stock, Series A, each share of this preferred stock can vote in a ratio of 20,000 shares of common stock for each share of preferred stock held. The holders of preferred stock, Series A, have no stated liquidation rights senior to the Company's common stock or any other class of preferred stock.

            On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 320,000,000 shares of its common stock held by its parent. The shares were accounted for at cost totaling $80,000. The issuance of the shares resulted in a credit to preferred stock, Series A of $12 and a credit to additional paid in capital of $79,988.

            On August 15, 2003, the Company issued 2,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 116,000,000 shares of its

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

            common stock held by its parent to the treasury. The shares were accounted for at cost totaling $29,000. The issuance of the shares resulted in a credit to preferred stock, Series A of $2 and a credit to additional paid in capital of $28,998.

            (II) SERIES B - CONVERTIBLE AND NOT VOTING

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

            As of November 10, 2003, the Company had issued 94,472 shares of convertible preferred stock, Series B ("collateral") in connection with a collateral loan agreement and promissory note. Equivalent common shares were 2,267,328,000 in accordance with the terms of conversion which state that one share of preferred stock is convertible at the ratio of 24,000 shares of common stock for each share of preferred stock held. Under the terms of the agreement, the Company issued these preferred shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. Upon satisfaction of all principal and related accrued interest, the lender would be required to return the collateral to the Company. In the event of any default on the loan, the lender could convert the collateral; however, there is no additional recourse against corporate assets. The collateral was not transferable. At December 31, 2003, there were no amounts due under the terms of this agreement and no funds were available to the Company. Management notes that this financing arrangement was not consummated. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

            In November 2003, the Company cancelled the 94,472 preferred shares previously held in escrow and entered into a letter of intent with FinanzInvest, Ltd. in which 49,020 shares of Series B, Convertible Preferred stock was issued. As of the date of our report the final agreement had not yet been executed. The Company expects to close the financing arrangement by March 31, 2004. The following is a summary of the expected terms of the new financing agreement:

            o Promissory Note Date: Date of 1st draw.

            o Closing: 1st date at which funds are advanced by lender to the
              Company. This has not yet occurred as of the date of our report.

            o Amount of Credit Facility: $2,430,000. Their have been no advances as of the date of this report. (See Note 15)

            o Term: 5 years.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

            o Collateral: 49,020 shares of Series "B" Convertible Preferred
              Stock. These shares have been transferred to an escrow account under the terms of the letter of intent.

            o Terms of conversion: One share of preferred is convertible to
              24,000 shares of common stock, this is an equivalent of 1,176,480,000 shares of common stock. The Company will adopt a board resolution to increase the authorized common stock of the Company to comply with the potential common stock equivalents that would be issuable upon default.

            o Interest Rate: LIBOR plus 4%, to be adjusted as LIBOR changes.

            o Repayment Terms: Interest only during 1st 24 months subsequent to closing, provided that the Company is not in default under the terms of the agreement. For the remainder of the term, Company shall make payments of principal and interest as described in the agreement.

            o Commitment Fees: 10% of gross funds advanced to be deducted in the net advance to the Company. These fees are deemed to be earned and non refundable.

            o Default provisions: Company shall pay lender upon demand an amount of interest owed equal to the minimum monthly interest payment multiplied by the number of months of the term.

              Any outstanding fees owed as commitment fees would become immediately due and payable.

              Company shall pay lender a single fee of 10% of the outstanding balance owed to the lender.

              Company immediately will amend the certificate of designation and the preferences for the Series "B" Convertible preferred stock and provide the lender the same voting rights inherent in the Company's common stock.

            o Warrant Agreement: Lender will be entitled to this additional compensation, however, not yet determined as of the date of this report.

            o Security Interest: Lender has been granted first priority lien and security interest in the collateral.

            o Possession and Control of Collateral: The lender, or its designee or transferee shall have possession of the Collateral. Company bears risk of loss. The preferred series B shares are currently being held in escrow.

            o Shareholder Consent: Required within 120 days to ratify all terms of the agreement.

            o Common Stock: Within 120 days from closing, the Company shall authorize an amount of common stock into which the lenders Series "B" Convertible Preferred Stock may convert in the event of default. The Company shall have 30 days from closing to provide lender with Officer's certificate and any other related documentation evidencing the lenders right to vote their Series "B" Preferred Shares.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

            o Other: The Company shall have thirteen months from closing to obtain key man life insurance on the Company's CEO or other officer at the lenders choosing, naming the lender as beneficiary in an amount equal to the proposed maximum aggregate amount of the credit facility.

            o Prior to closing or within 120 days, Company shall cause its attorneys to issue a legal opinion requesting that the transfer agent, in the event of default, issue common shares in the name of the lender.

            o Upon the earlier of six months subsequent to the closing or any event of default, Company shall file a registration statement with the SEC for the common stock issuable upon any exercise of the warrants.

        (E) COMMON STOCK ISSUANCES

        On February 10, 2003, the Company initiated a Regulation "S" offering to sell up to 144,000,000 (post 6 for 1 and 4 for 1 forward splits) (see
        Note 11(B)) shares of common stock.

        On March 4, 2003, the Company entered into a six-month financial consulting agreement with Marlin International to provide business and financial consulting services. Under the terms of the agreement, Marlin received a fee of $110,000 upon execution of the agreement. Marlin also received 2,400,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement had a fair value of $0.017 per share totaling $40,000 based on the recent cash offering price at that time. In addition, Marlin would be entitled to a percentage of all amounts raised under debt or equity arrangements. At December 31, 2003, the $110,000 fee had been paid in full. (See Note 5)

        Pursuant to the Regulation "S" offering, the Company received proceeds for the sale of common stock based on the closing bid price at the date of issue times a floor price of $0.24 per share multiplied by a factor of 20.45%. During 2003, the Company, at its discretion waived the floor price in connection with certain stock splits.

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

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        On May 29, 2003, the Company issued 306,384 shares at $.019 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,745.

        On June 2, 2003, the Company issued 2,859,232 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $45,787.

        On Jun 9, 2003, the Company issued 224,288 shares of common stock upon the exercise of stock options at an exercise of $.035417 per share and having a fair value of $7,944 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

        On June 17, 2003, the Company issued 1,553,516 shares at $.021 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $33,069.

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

        On July 14, 2003, the Company issued 252,524 shares of common stock upon the exercise of stock options at an exercise of $.035417 per share and having a fair value of $8,944 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

        On July 31, 2003, the Company issued 28,800 shares at $.019 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $540.

        On July 31, 2003, the Company issued 1,353,900 shares at $.018 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $23,976.

        On August 7, 2003, the Company issued 272,728 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $10,000 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

        On September 14, 2003, the Company issued 2,379,100 shares at $.017 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $40,389.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        On September 30, 2003, the Company issued 1,746,640 shares at $.018 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $31,247.

        On September 30, 2003, the Company issued 275,652 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $9,763 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

        On October 2, 2003, the Company issued 3,734,456 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,714.

        On October 8, 2003, the Company issued 235,852 shares of common stock upon the exercise of stock options at an exercise price of $.035255 having a fair value of $8,315 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

        On October 13, 2003, the Company issued 3,633,552 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,455.

        On October 17, 2003, the Company issued 1,218,116 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,042.

        On October 17, 2003, the Company issued 7,227,044 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $107,549.

        On October 17, 2003, the Company issued 100,000 shares at $.052 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,252.

        On October 27, 2003, the Company issued 120,000 shares at $.073 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,787.

        On October 31, 2003, the Company issued 100,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,090.

        On November 4, 2003, the Company issued 70,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,363.

        On November 4, 2003, the Company issued 343,974 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $12,182 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        On November 4, 2003, the Company issued 3,197,831 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $37,615.

        On November 4, 2003, the Company issued 5,648,696 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $75,312.

        On November 4, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

        On November 5, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,434.

        On November 5, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,434.

        On November 7, 2003, the Company issued 90,000 shares at $.095 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,636.

        On November 10, 2003, the Company issued 20,000 shares at $.089 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,798.

        On November 10, 2003, the Company issued 50,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,525.

        On November 10, 2003, the Company issued 80,000 shares at $.070 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,656.

        On November 10, 2003, the Company issued 100,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,100.

        On November 12, 2003, the Company issued 70,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,363.

        On November 12 2003, the Company issued 70,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,300.

        On November 12, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

        On November 12, 2003, the Company issued 20,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,818.

        On November 13, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        On November 13, 2003, the Company issued 50,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,050.

        On November 14, 2003, the Company issued 65,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,883.

        On November 14, 2003, the Company issued 70,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,636.

        On November 16, 2003, the Company issued 813,455 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,112.

        On November 17, 2003, the Company issued 150,000 shares at $.070 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,605.

        On November 17, 2003, the Company issued 40,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,616.

        On November 18, 2003, the Company issued 65,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,252.

        On November 20, 2003, the Company issued 50,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

        On November 20, 2003, the Company issued 150,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,120

        On November 20, 2003, the Company issued 70,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $7,070.

        On November 24, 2003, the Company issued 40,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,201

        On November 24, 2003, the Company issued 50,000 shares at $.081 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,052

        On November 25, 2003, the Company issued 100,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,070

        On November 25, 2003, the Company issued 150,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,120.

        On November 26, 2003, the Company issued 40,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,616.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        On November 26, 2003, the Company issued 100,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,080.

        On December 1, 2003, the Company issued 1,203,670 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,101.

        On December 3, 2003, the Company issued 214,219 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $7,586 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

        On December 3, 2003, the Company issued 2,380,000 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $34,639.

        On December 5, 2003, the Company issued 7,698,258 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $87,872.

        On December 5, 2003, the Company issued 60,000 shares at $.089 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,385.

        On December 8, 2003, the Company issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

        On December 09, 2003, the Company issued 70,000 shares at $.085 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,980.

        On December 11, 2003, the Company issued 2,496,548 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for a stock subscription receivable of $26,719 (See Note 16).

        On December 11, 2003, the Company issued 70,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,656.

        On December 17, 2003, the Company issued 85,000 shares at $.066 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,636.

        On December 17, 2003, the Company issued 841,533 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,310.

        In Summary, the Company issued 73,858,655 shares of Regulation "S" stock for net proceeds of $1,157,316. Net proceeds include $136,482 attributed to broker commissions (See Note 11(J)). Finally, net proceeds of $1,157,316 less stock subscriptions receivable of $26,719 equal the value of $1,130,597 relating to common stock issued during the year ended December 31, 2003.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        Additionally, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 1,819,237 shares of common stock having an exercise price and fair value of $64,735.

        (F) CONTRIBUTED EQUIPMENT

        On May 20, 2003, the Company's parent transferred computer equipment to the Company, which houses the Company's gaming software having a net book value of $17,939 (see Notes 4 and 12). For financial accounting purposes, the transaction was recorded by the Company as contributed capital of $17,939. The computer equipment will be amortized over the remaining estimated useful life of the asset.

        For the year ended December 31, 2003, the Company recorded depreciation expense of $3,267 and the equipment has a remaining net book value of $14,672.

        (G) CONTRIBUTED SHARES

        On May 29, 2003, the Company cancelled 16,000 shares of common stock pursuant to a shareholder request. Under the terms of the request, certain shares were turned into the transfer agent and an amount of 16,000 shares less than the total turned in were reallocated to three separate shareholders. The fair value of these 16,000 shares was $4 based on the par value adjusted post 4 for forward split (See 11(B)). For financial accounting purposes, the transaction was treated as a contribution of capital from a shareholder. The Company debited common stock and credited additional paid in capital for $4, respectively.

        (H) STOCK OPTIONS

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
                                                           ===========

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 10,800,000 options (due to the effect of the 6 for 1 and 4 for 1 forward splits (See Note 11 (B)) with an exercise price of $.035417. The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 10,800,000 options (See Note 8(B)) became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee. In connection with the stock option exercises as discussed in detail at Note 11(E), the Company has 8,980,763 options remaining that can be exercised under the terms of the arrangement.

        The Company also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th, 12th and 18th months following such initial public offering.

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

        During the year ended December 31, 2003, the Company has amortized to operations $159,167 of the deferred license fees with deferred fees of $138,333 at December 31, 2003.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

        (I) DEBT FORGIVENESS

        In connection with the January 20, 2003 recapitalization (See Notes 1(A) and 11(A)) and for the year ended December 31, 2003, the Company's parent (Omega Ventures, Inc.) forgave $85,362 of intercompany accounts receivable from its subsidiary (AngelCiti Entertainment, Inc.). Upon reliance on the guidance of APB No. 26, "Early Extinguishment of Debt", the Company reflected this as contributed capital with a reduction in its intercompany accounts payable balance and an offsetting credit to additional paid in capital.

        (J) OFFERING COSTS - REGULATION "S" STOCK

        During 2003, the company entered into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 65% of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 35% of the gross proceeds. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital (See Note 11(E)).

NOTE 12 RELATED PARTY TRANSACTIONS
----------------------------------

On May 20, 2003, the Company's parent contributed computer equipment, which houses the Company's gaming software having a net book value of $17,939. (See Notes 4 and 11(F))

The sole director, officer, and shareholder of First National Consulting, Inc. ("FNC") was the Company's President (see Note 13).

At December 31, 2003, the Company had a loan payable of $4,435 to a related party (see Notes 7 (A and 16)).

At December 31, 2003, the Company's parent owed the Company $9,078 for funds advanced to pay certain professional fees (see Note 2(B)).

At December 31, 2003, the Company's Subsidiary (Worldwide) had a loan receivable of $18,549 from its landlord, a related party due to the landlord being owned and operated by the Company's President (See Notes 3 and 16).

During the year ended December 31, 2003, the Company's parent (Omega Ventures, Inc.) forgave $85,362 of intercompany accounts receivable from its subsidiary (AngelCiti Entertainment, Inc.) (See Note 8(H))

NOTE 13 COMBINATION OF ENTITIES UNDER COMMON CONTROL
----------------------------------------------------

On September 30, 2003, the Company acquired FNC in exchange for nominal consideration. (See Note 1 (A)) At the time of the transaction, the sole director, officer, and shareholder of FNC was the Company's President. The

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

acquisition was accounted for as a combination of entities under common control at historical cost (see Note 12).

In May 2003, the Company entered into a payment processing agreement with First National Consulting, Inc. ("FNC"), a Belize corporation. Under the terms of the agreement, FNC provided payment processing services to the Company, which included processing transactions for the Company related to casino operations, and payment for various corporate expenses that were required to be reimbursed. In exchange for receiving these services, no cash or non-cash compensation for these services was paid by the Company to FNC since FNC considered that the increase in volume for such transactions for its operations would provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC, and its service providers on behalf of the Company would lead to reduced rates for future services with these providers for the Company, and FNC believes this will serve as fair consideration for this transaction.

NOTE 14 SOFTWARE CONCENTRATION
------------------------------

The Company depends primarily on its licensed software product for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 15 GOING CONCERN
---------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,054,899 and net cash used in operations of $689,014 for the year ended December 31, 2003 and an accumulated deficit of $1,457,808 at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The Company is negotiating a financing agreement with FinanzInvest, Ltd. which may provide a source of funding totaling $2,430,000 (See Note 11 (D)(ii). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS
-------------------------

On January 9, 2004, the Company issued 532,933 shares at $.01033 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,506.

On January 9, 2004, the Company issued 125,000 shares at $.071 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,880.

On January 9, 2004, the Company issued 106,638 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $3,777 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 11(H))

During January 2004, the Company received $18,549 as payment in full from a loan receivable with a related party (see Note 3).

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

During January 2004, the Company received $26,719 on a stock subscription receivable (see Note 11(E)).

During January 2004, the Company repaid a loan payable to a related party totaling $4,435 (See Notes 7(A) and 12).

During January 2004, the Company repaid the principal portion of a note payable totaling $23,960 and related accrued interest payable of $399 (See Note 7(B)).

On January 23, 2004, the Company issued 322,903 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,144.

On January 23, 2004, the Company issued 5,166,758 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $73,497.

On January 23, 2004, the Company issued 1,681,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $22,309.

On January 26, 2004, the Company issued 75,000 shares at $.056 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,242

On January 26, 2004, the Company issued 40,000 shares at $.050 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,020.

On January 26, 2004, the Company issued 130,000 shares at $.053 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,946.

On January 27, 2004, the Company issued 200,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,090.

On January 28, 2004, the Company issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,565.

On January 29, 2004, the Company issued 50,000 shares at $.060 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,030.

On January 29, 2004, the Company issued 40,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,202

On January 30, 2004, the Company issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 3, 2004, the Company issued 65,000 shares at $.056 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,676.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

On February 3, 2004, the Company issued 150,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,332.

On February 4, 2004, the Company issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 5, 2004, the Company issued 250,000 shares at $.058 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,645.

On February 6, 2004, the Company issued 32,000 shares at $.058 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,875.

On February 9, 2004, the Company issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 9, 2004, the Company issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 11, 2004, the Company issued 988,137 shares at $.012 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,061.

On February 11, 2004, the Company issued 2,395,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $18,211.

On February 17, 2004, the Company issued 200,000 shares at $.0650 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,998.

On February 18, 2004, the Company issued 455,868 shares at $.0111 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,088.

On February 18, 2004, the Company issued 3,700,700 shares at $.00859 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $31,820.

On February 19, 2004, the Company issued 100,000 shares at $.0556 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

On February 19, 2004, the Company issued 60,000 shares at $.0562 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,373.

On February 23, 2004, the Company issued 300,000 shares at $.0581 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,422.

On February 23, 2004, the Company issued 100,000 shares at $.0657 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,565.

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                       (F/K/A ICHANCE INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

On February 24, 2004, the Company issued 28,000 shares at $.0700 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,959.

On February 26, 2004, the Company issued 100,000 shares at $.0707 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $7,070.

On March 03, 2004, the Company issued 3,572,525 shares at $.0097 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $34,552.