Form 10QSB
period 2004-03-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2004-05-17
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court. N/A

As of March 31, 2004, there were 242,167,415 outstanding shares of common stock, par value $0.00025.

Transitional Small Business Disclosure Format      Yes   [ ]         No  [x]

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AngelCiti Entertainment, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2004

                                    Contents

                                                                           Page
                                                                           ----
Consolidated Balance Sheet                                                   1

Consolidated Statements of Operations                                        2

Consolidated Statements of Cash Flows                                       3-4

Notes to Consolidated Financial Statements                                  5-21

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2004
                                 --------------
                                   (Unaudited)

                                     ASSETS
                                    -------
CURRENT ASSETS
  Cash                                                              $   405,001
  Due from Parent  - related party                                       18,528
  Prepaid and other assets                                               24,471
                                                                    -----------
TOTAL CURRENT ASSETS                                                    448,000
                                                                    -----------

EQUIPMENT, NET                                                           13,272

                                                                    -----------
TOTAL ASSETS                                                        $   461,272
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                  $    26,725
  Loan payable - related party                                           22,945
  Accrued royalty payable                                                21,049
  Customer deposits                                                      30,448
  Payouts due                                                             5,610
  Payroll taxes payable                                                   1,729
  Accrued interest payable                                                  319
  Settlement payable                                                     12,500
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               121,325
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 14,000 issued and outstanding                       14
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                         --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      242,167,415 shares issued and outstanding                          60,542
  Common stock issuable (193,000 shares at Par)                              48
  Additional paid in capital                                          1,952,297
  Accumulated deficit                                                (1,555,496)
                                                                    -----------
                                                                        457,405
                                                                    -----------
  Less:  Deferred license fee                                           (69,167)
  Less:  Stock subscription receivable (4,823,383 shares)               (48,291)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              339,947
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   461,272
                                                                    ===========

          See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                                    2004           2003
                                               -------------  --------------

CASINO REVENUES, NET                           $     314,122  $      325,530
                                               -------------  --------------

OPERATING EXPENSES
Amortization and Depreciation                          1,400          15,026
Affiliate Commission                                  41,758          54,902
Bad debts                                             35,201          24,849
Consulting                                            15,000          29,400
Royalty                                               60,962          53,356
Marketing                                                 --          54,500
Advertising                                           13,190              --
Legal & Professional fees                             45,150          30,580
Rent                                                   1,685          20,775
License Fee                                           69,167              --
General and Administrative                           129,958         165,895
                                               -------------  --------------
TOTAL OPERATING EXPENSES                             413,471         449,283
                                               -------------  --------------

LOSS FROM OPERATIONS                                 (99,349)       (123,753)
                                               -------------  --------------

OTHER INCOME
Interest income                                          366              22
Other income                                           1,375           3,046
                                               -------------  --------------
TOTAL OTHER INCOME                                     1,741           3,068
                                               -------------  --------------

OTHER EXPENSE
Interest expense                                         (80)             --
Other expenses                                            --              --
                                               -------------  --------------
TOTAL OTHER EXPENSE                                      (80)             --
                                               -------------  --------------

Total Other Income                                     1,661           3,068
                                               -------------  --------------

NET LOSS                                       $     (97,688) $     (120,685)
                                               =============  ==============

NET LOSS PER SHARE - BASIC AND DILUTE          $       (0.00) $        (0.00)
                                               =============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     DURING THE YEAR - BASIC AND DILUTED         227,574,612     139,455,170
                                               =============  ==============

          See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                    2004        2003
                                                                -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (97,688)   $(120,685)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Amortization and Depreciation                                           --       15,026
Depreciation                                                         1,400           --
Bad debts                                                           35,201       24,849
Recognition of deferred license fee                                 69,167           --
Recognition of deferred expenses and consulting fees                    --       25,000
Changes in operating assets and liabilities:
(Increase) decrease in:
  Due from majority stockholder                                         --     (126,915)
  Accounts receivable                                              (44,651)     (75,862)
  Prepaid and other assets                                         (16,938)          --
Increase (decrease) in:
  Accounts payable                                                  10,618      238,441
  Accrued royalty payable                                           11,992        1,856
  Accrued interest payable                                            (320)          --
  Customer deposits and payouts due                                (10,193)      (8,541)
  Payroll taxes payable                                             (3,264)       3,282
  Net liabilities from discontinued operations                          --       (2,805)
                                                                ----------     --------
NET CASH USED IN OPERATING ACTIVITIES                              (44,676)     (26,354)
                                                                ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan Receivable - related party                                   18,549           --
  Cash acquired from acquisition                                        --           75
                                                                ----------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           18,549           75
                                                                ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                        --        7,938
  Proceeds from issuance of common stock, net of offering costs    318,215       42,834
  Contributed capital                                                   --           --
  Repayment of loan payable - parent                                    --      (48,423)
  Proceeds from loan payable - related party                        18,510           --
  Proceeds from note payable                                       (23,960)          --
  Repayment of loan payable                                             --        7,268
                                                                ----------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          312,765        9,617
                                                                ----------     --------

Net Increase in Cash                                            $  286,638     $(16,662)

CASH AT BEGINNING OF PERIOD                                        118,363       16,728
                                                                ----------     --------

CASH AT END OF PERIOD                                           $  405,001     $     66
                                                                ==========     ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash Paid for:
     Interest                                                    $      --     $      --
                                                                 =========     =========
     Taxes                                                       $      --     $      --
                                                                 =========     =========

          See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 MARCH 31, 2004
                                 --------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

As of March 31, 2004, the Company issued 330,731 shares of common stock upon exercise of stock options held by software vendor in connection with the settlement of accrued royalty payments to that vendor. The exercise price was $.035417 per share. The fair value of these transactions was $11,992. (See Note 9(C))

During the three months ended March 31, 2004, the Company had a stock subscription receivable for 4,823,383 shares having a fair value of $48,291. (See Note 9(C))

          See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

NOTE 1   BASIS OF PRESENTATION
------------------------------

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2003 included in the Company's Form 10-KSB.

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

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly owned Subsidiaries, Worldwide Management S.A. and First National Consulting Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) REVENUE RECOGNITION

         Following the guidance of Staff Accounting Bulletin No. 104 and the AICPA's guidance on revenue recognition for casinos, casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $11,883,387 for the three months ended March 31, 2004. The relationship of net casino revenues to handle ("hold percentage") was 2.6% for the three months ended March 31, 2004.

         (D) RECLASSIFICATIONS

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

NOTE 3   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

         (A) ACCOUNTS RECEIVABLE - CASINO OPERATIONS

         The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of March 31, 2004.

         During the three months ended March 31, 2004, the Company recorded a bad debt expense for the holdback of $35,201.

         Accounts receivable with credit card processors at March 31, 2004 was as follows:

         Accounts receivable           $ 168,309
         Allowance for chargebacks      (168,309)
                                       ---------
         ACCOUNTS RECEIVABLE, NET      $      --
                                       =========

         (B) DUE FROM PARENT - RELATED PARTY

         At March 31, 2004, the Company's parent owed the Company $18,528 for funds advanced to pay certain professional fees. The balance is expected to be offset against future intercompany activity during the second quarter of 2004 (See Note 10).

NOTE 4   EQUIPMENT
------------------

Equipment at March 31, 2004 is as follows:

         Computer equipment                 $ 28,000
         Less: accumulated depreciation      (14,728)
                                            --------
         EQUIPMENT, NET                     $ 13,272
                                            ========

Depreciation expense for the three months ended March 31, 2004 and 2003 were $1,400 and $0 respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

NOTE 5  COMMITMENTS AND CONTINGENCIES
-------------------------------------

         (A) COMMITMENTS

         On January 20, 2003, ("effective date"), AngelCiti Entertainment, Inc. and Worldwide Management, S.A. d/b/a Worldwide Capital Holdings (the "Company") entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of March 31, 2004, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one year periods on each annual anniversary of the effective date unless it is sooner terminated. As of March 31, 2004, Equivest was not owed any fees under the terms of its agreement with the Company.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

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

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gambling. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gambling or subsequent regulation thereof.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

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

NOTE 6   LOAN PAYABLE, RELATED PARTY AND NOTE PAYABLE
-----------------------------------------------------

         (A) LOAN PAYABLE, RELATED PARTY

         During the three months ended March 31, 2004, the Company's landlord, a related party, was repaid $18,510 relating to corporate expenses previously paid on behalf of the Company. The remaining loan balance was $22,945 at March 31, 2004. The loan advances were non-interest bearing, unsecured, and due on demand (See Note 10).

         (B) NOTE PAYABLE

         During January 2004, the Company repaid the principal portion of a note payable totaling $23,960 and related accrued interest payable of $399.

NOTE 7   ACCRUED ROYALTY PAYABLE
--------------------------------

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of March 31, 2004, the Company had accrued $21,049 as a royalty payable.

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         Pursuant to the terms of the initial agreement, the Company had originally been committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum monthly royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the three months ended March 31, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options (see note 10(D)) and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $.035417 per share. As of March 31, 2004, the Company issued 330,731 shares of common stock having a fair value of $11,992 in connection with this agreement to pay accrued royalty fees upon the exercise of these stock options.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

         During the three months ended March 31, 2004, the Company incurred a royalty expense of $60,962.

NOTE 8   CUSTOMER DEPOSITS AND PAYOUTS DUE
------------------------------------------

         (A) CUSTOMER DEPOSITS

         During the three months ended March 31, 2004, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (See Note 8(B)) or recognized as earned revenues (See Note 1(C)). At March 31, 2004, the Company had customer deposits on hand of $30,448.

         (B) PAYOUTS DUE

         During the three months ended March 31, 2004, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (See
         Note 8(A)). At March 31, 2004, the Company had payouts due of $5,610.

NOTE 9  STOCKHOLDERS' EQUITY
----------------------------

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

         (B) PREFERRED STOCK ISSUANCES

                  (I)  SERIES A - VOTING AND NOT CONVERTIBLE

                  On February 26, 2003, the Board of Directors adopted a resolution to authorize 50,000 shares of voting preferred

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

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

                  (II) SERIES B - CONVERTIBLE AND NOT VOTING

                  On February 26, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value. Under the terms of conversion, one share of preferred stock is convertible at the ratio of 24,000 shares of common stock for each share of preferred stock held. The holders of preferred stock, Series B, have liquidation rights senior to the Company's common stock. Convertible preferred stock, Series B, is not entitled to receive any dividends. In the event of a consolidation, merger or recapitalization there will be an adjustment ratio regarding the convertible preferred stock, Series B.

                  As of November 10, 2003, the Company had issued 94,472 shares of convertible preferred stock, Series B ("collateral") in connection with a collateral loan agreement and promissory note. Equivalent common shares were 2,267,328,000 in accordance Under the terms of the agreement, the Company issued these preferred shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. Upon satisfaction of all principal and related accrued interest, the lender would be required to return the collateral to the Company. In the event of any default on the loan, the lender could convert the collateral; however, there is no additional recourse against corporate assets. The collateral was not transferable. At March 31, 2004, there were no amounts due under the terms of this agreement and no funds were available to the Company. Management notes that this financing arrangement was not consummated. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

                  In November 2003, the Company cancelled the 94,472 preferred shares previously held in escrow and entered into a letter of intent with FinanzInvest, Ltd. in which 49,020 shares of Series B, Convertible Preferred stock was issued. As of March 31, 2004, the Company had not yet drawn down any funds pursuant to the agreement. The following is a summary of the expected terms of the new financing agreement:

                  o Promissory Note Date: Date of 1st draw.
                  o Closing: 1st date at which funds are advanced by lender to the Company. This has not yet occurred as of the date of our report.
                  o Amount of Credit Facility: $2,430,000. Their have been no advances as of the date of this report (See Note 13).
                  o Term: 5 years.
                  o Collateral: 49,020 shares of Series "B" Convertible
                    Preferred Stock. These shares have been transferred to an escrow account under the terms of the letter of intent.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

                  o Terms of conversion: One share of preferred is convertible to 24,000 shares of common stock, this is an equivalent of 1,176,480,000 shares of common stock. The Company will adopt a board resolution to increase the authorized common stock of the Company to comply with the potential common stock equivalents that would be issuable upon default.
                  o Interest Rate: LIBOR plus 4%, to be adjusted as LIBOR
                    changes.
                  o Repayment Terms: Interest only during 1st 24 months
                    subsequent to closing, provided that the Company is not in default under the terms of the agreement. For the remainder of the term, Company shall make payments of principal and interest as described in the agreement.
                  o Commitment Fees: 10% of gross funds advanced to be deducted in the net advance to the Company. These fees are deemed to be earned and non refundable.
                  o Default provisions: Company shall pay lender upon demand an amount of interest owed equal to the minimum monthly interest payment multiplied by the number of months of the term.
                  o Any outstanding fees owed as commitment fees would become immediately due and payable.
                  o Company shall pay lender a single fee of 10% of the
                    outstanding balance owed to the lender.
                  o Company immediately will amend the certificate of
                    designation and the preferences for the Series "B" Convertible preferred stock and provide the lender the same voting rights inherent in the Company's common stock.
                  o Warrant Agreement: Lender will be entitled to this
                    additional compensation, however, not yet determined as of the date of this report.
                  o Security Interest: Lender has been granted first priority lien and security interest in the collateral.
                  o Possession and Control of Collateral: The lender, or its designee or transferee shall have possession of the Collateral. Company bears risk of loss. The preferred series B shares are currently being held in escrow.
                  o Shareholder Consent: Required within 120 days to ratify all terms of the agreement.
                  o Common Stock: Within 120 days from closing, the Company
                    shall authorize an amount of common stock into which the lenders Series "B" Convertible Preferred Stock may convert in the event of default. The Company shall have 30 days from closing to provide lender with Officer's certificate and any other related documentation evidencing the lenders right to vote their Series "B" Preferred Shares.
                  o Other: The Company shall have thirteen months from closing to obtain key man life insurance on the Company's CEO or other officer at the lenders choosing, naming the lender as beneficiary in an amount equal to the proposed maximum aggregate amount of the credit facility.
                  o Prior to closing or within 120 days, Company shall cause its attorneys to issue a legal opinion requesting that the transfer agent, in the event of default, issue common shares in the name of the lender.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
              SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

                  o Upon the earlier of six months subsequent to the closing or any event of default, Company shall file a registration statement with the SEC for the common stock issuable upon any exercise of the warrants.

         (C) COMMON STOCK ISSUANCES

         During January 2004, the Company received $26,719 on a stock subscription receivable

         On January 9, 2004, the Company issued 532,933 shares at $.01033 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,506.

         On January 9, 2004, the Company issued 125,000 shares at $.071 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,880.

         On January 9, 2004, the Company issued 106,638 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $3,777 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 10(D))

         On January 23, 2004, the Company issued 322,903 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,144.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

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

         On March 9, 2004, the Company issued 224,093 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $8,216 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 10(D))

         On March 09, 2004, the Company issued 3,360,480 shares at $.0092 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 30,930.

         On March 17, 2004, the Company issued 1,231,488 shares at $.01185 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 14,596.

         On March 29, 2004, the Company issued 560,000 shares and subscribed 158,000 totalizing 718,000 shares at $.0093 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,717.

         On March 29, 2004, the Company issued 525,000 shares and subscribed 35,000 totalizing 560,000 shares at $.008307 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 4,652.

         On March 29, 2004, the Company issued 200,000 shares at $.0638 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 12,762.

         On March 29, 2004, the Company issued 27,000 shares at $.0707 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 1,909.

         On March 29, 2004, the Company issued 100,000 shares at $.0606 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,060.

         On March 29, 2004, the Company issued 100,000 shares at $.06545 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,545.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

         On March 29, 2004, the Company issued 150,000 shares at $.0698 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 10,480.

         In Summary, the Company has issued 27,807,792 shares of Regulation "S" stock, of the total shares, 193,000 remain issuable at March 31, 2004. Total gross proceeds were $452,504. The Company paid $112,717 attributed to broker commissions (See Note 9(E)). Finally, net proceeds of $339,787 less stock subscriptions receivable of $21,572 equal the value of $318,215 relating to common stock issued during the three months ended March 31, 2004.

         Additionally, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 330,731 shares of common stock having an exercise price and fair value of $11,992.

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

                  Fair value based on recent cash offerings         $   0.50
                  Exercise price (lower of (a) or (b) above)            0.30
                                                                    --------
                  Differential                                      $   0.20
                                                                    --------
                  Total Shares (pre-split)                          $450,000
                                                                    --------
                  Fair value                                        $ 90,000
                                                                    ========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 10,800,000 options (due to the effect of the 6 for 1 and 4 for 1 forward splits (See Note 10 (D)) with an exercise price of $.035417. The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 10,800,000 options (See Note 7(B)) became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee. In connection with the stock option exercises as discussed in detail at Note 10(E), the Company has 8,650,032 options remaining that can be exercised under the terms of the arrangement.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

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

         During the three months ended March 31, 2004, the Company has amortized and charged to operations $69,167 of the deferred license fees with deferred fees of $69,167 at March 31, 2004.

         (E) OFFERING COSTS - REGULATION "S" STOCK

         During 2003, the company entered into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 65% of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 35% of the gross proceeds. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital (See Note 10(C)).

NOTE 10  RELATED PARTY TRANSACTIONS
-----------------------------------

During January 2004, the Company received $18,549 as payment in full from a loan receivable with a related party.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

During January 2004, the Company repaid a loan payable to a related party totaling $4,435.

During the three months ended March 31, 2004, the Company's landlord, a related party, was repaid $18,510 relating to corporate expenses previously paid on behalf of the Company (See Note 6(A)).

At March 31, 2004, the Company's parent owed the Company $ 18,528 for funds advanced to pay certain professional fees (see Note 3(B)).

NOTE 11  COMBINATION OF ENTITIES UNDER COMMON CONTROL
-----------------------------------------------------

On September 30, 2003, the Company acquired FNC in exchange for nominal consideration. (See Note 1 (A)) At the time of the transaction, the sole director, officer, and shareholder of FNC was the Company's President. The acquisition was accounted for as a combination of entities under common control at historical cost.

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

NOTE 12  SOFTWARE CONCENTRATION
-------------------------------

The Company depends primarily on its licensed software product for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 13  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $97,688 and net cash used in operations of $44,676 for the three months ended March 31, 2004 and an accumulated deficit of $1,555,496 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The Company entered into a financing agreement with FinanzInvest, Ltd., which may provide a source of funding totaling $2,430,000 (See Note 9 (B)(ii). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------

NOTE 14  SUBSEQUENT EVENTS
--------------------------

On April 5, 2004, the Company issued 1,667,851 shares at $.00893 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,905.

On April 6, 2004, the Company issued 295,882 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $10,859 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 10(D))

On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock at $3.33 per share to two separate officers as compensation for past services totaling $20,000. The shares were valued based on the value of the services provided.

On April 15, 2004, the Company issued 494,000 shares at $.007377 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,644. Of the total shares issued, 158,000 shares relate to shares classified as issuable at March 31, 2004.

On April 19, 2004, the Company issued 55,000 shares of common stock classified as issuable at March 31, 2004.

On April 19, 2004, the Company issued 175,505 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $6,441 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 10(D))

On April 20, 2004, the Company issued 2,280,468 shares at $.010651 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $24,291.

On April 20, 2004, the Company issued 100,000 shares at $.04040 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

On April 20, 2004, the Company issued 110,000 shares at $.03672 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

On April 20, 2004, the Company issued 50,000 shares at $.0372026 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,860.

On April 20, 2004, the Company issued 100,000 shares at $.0402 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,020.

On April 20, 2004, the Company issued 100,000 shares at $.04545 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,545.

On April 20, 2004, the Company issued 90,000 shares at $.042077 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,787.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------


On April 20, 2004, the Company issued 80,000 shares at $.059211 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 4,737.

On April 20, 2004, the Company issued 100,000 shares at $.04828 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 4,828.

On May 5, 2004, the Company issued 80,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,800.

On May 5, 2004, the Company issued 69,100 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,419.

On May 5, 2004, the Company issued 200,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $7,000.

On May 5, 2004, the Company issued 100,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,500.

On May 5, 2004, the Company issued 4,085,259 shares at $.0355 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $145,027.

On May 7, 2004, the Company issued 100,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,400.

On May 7, 2004, the Company issued 60,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,040.

On May 7, 2004, the Company issued 105,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,570.

On May 7, 2004, the Company issued 70,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,380.

On May 7, 2004, the Company issued 80,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,720.

On May 7, 2004, the Company issued 50,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,700.

On May 7, 2004, the Company issued 100,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,400.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINCNAIAL CONDITION AND
RESULTS OF OPERATION

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations have been discontinued. Previous reports that we have filed with the United States Securities and Exchange Commission ("SEC") had been presented comparing our operations on a consolidated basis with the operations of our operating subsidiary alone. This Report marks the first time that our consolidated operations are being presented on a year to year basis.

For the three months ending March 31, 2004, we processed $11,883,387 in gaming transactions, as contrasted with gaming transactions of $16,704,023 for the same period of last year. Despite the 29% year-to-year drop in processed gaming transactions, our net casino revenues decreased only 3.5%, to $314,122, for the three months ending March 31, 2004 from $325,530 for the same period of last year. While a lower dollar amount of transactions were processed on a year to year basis, our overall win percentage improved. This relationship is reflected in our net casino revenue to handle ratio, which increased significantly to approximately 2.64% for the first calendar quarter of this year from approximately 1.95% for the first calendar quarter of the last calendar year. While we are pleased with the year to year growth in our net casino revenue to handle ratio, we can never be assured that such growth will continue, as past performance and trends can never serve as an indication of our future performance, given the many risks facing our operations. These risks include, but are not limited to, risks associated with the governmental regulation of our operations and the fierce competition that we face.

Our revenues are generated as a result of an agreement that provides for our administration of the online casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. Pursuant to this agreement, we receive a fee based upon the revenue generated by the casino's online play. We, in turn, pay out a percentage of that fee to our software provider/licensor. We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

The principal software product that we sub-license is an on-line gaming product owned by Real Time Gaming ("RTG"). We sub-license this product pursuant to a renewable one-year software license agreement entered into with Montana Overseas, SA ("Montana"), RTG's licensing agent. Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we do not have any immediate plan to develop our own proprietary software. The incorporation of new sublicensed products into our operations could also require a significant amount of time and funding. We cannot be certain that we will ever have the staff or resources needed to develop proprietary software or incorporate new sub-licensed products into our operations in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of Montana and the RTG Software.

We have never operated at a profit. Despite the increase in our net casino revenue to handle ratio, our net casino revenue decreased to $314,122 for the three months ending March 31, 2004 from $325,530 for the same period of 2003. Despite the decrease in our net casino revenue, our operating losses decreased to $99,349 for the three months ending March 31, 2004 from $123,753 for the three months ending March 31, 2003 as a result of the improved management of our ongoing expenses.

Our marketing, advertising and commission expenses decreased approximately 50% to $54,948 for the three months ending March 31, 2004 from $109,402 for the three months ending March 31, 2003. Our amortization and depreciation expense decreased significantly to $1,400 for the three month period ending March 31, 2004 from $15,026 for the same period of the prior year, as we are no longer amortizing the gaming software that we utilize. Our rent expense and general and administrative expenses decreased significantly to $1,685 and $129,958, respectively, for the three months ending March 31, 2004 from $20,775 and $165,895, respectively, for the same period of last year, reflecting the revised terms of our Sublease and Services Agreement with our Landlord. Consulting fees decreased to $15,000 for the three months ending March 31, 2004 from $29,400 for the same period of the prior year. Consulting fees for the current quarter were limited to $15,000 of fees paid to Lawrence Hartman, Chief Executive Officer of Omega Ventures, Inc. ("Omega"), and did not include consulting fees that had previously been paid in connection with financial consulting or investor relations. We intend to continue to pay consulting fees to Mr. Hartman for services that he renders to us through the end of this calendar year and may continue to do so thereafter. As we are still dependent upon outside financing to remain in business, we may also retain the services of financial consultants in the future and pay them consulting fees for their services. However, we have no current plans to do so.

Despite the improved management of the foregoing expenses, our licensing and royalty expenses increased significantly to $130,129 for the three months ending March 31, 2004 from $53,356 for the same period of the prior year. The increase was due, in part, from a revision in the terms of the licensing agreement with our software provider that became effective in May of last year, which increased the minimum monthly royalty payments that we had to make. The revised agreement provided for a portion of our royalty fees to be payable with our common stock. Said shares were purchased upon exercising immediately vesting stock options. The license and royalty expense incurred in the first three months of 2004 included the recognition of $69,167 of deferred license fees that had been paid to our software licensor. No such deferred license fee was paid in the first calendar quarter of last year. We are obligated to pay our software licensor one more license fee installment of $69,167 in July of 2004.

Worldwide, our wholly owned subsidiary, subleases office space pursuant to a Commercial Sublease and Services Agreement with Commercial LT Baroda, a company controlled by our two executive officers ("Baroda"). Pursuant to this agreement, Baroda allows us to utilize space in Canada to house our servers, provides us with telephone, bandwidth, personnel, accounting, human resources, licensing and other services needed for us to sustain our business. While we feel that we would be able to find and lease substitute office space should such a need arise, it is unlikely that we would find a landlord willing to provide the space and services provided to us by Baroda. As a result, our operations are dependent upon the ongoing success and viability of Baroda.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. However, as of March 31, 2004, we had cash of $405,001 and had working capital of $326,675 at that date. As of December 31, 2003, we had cash of $118,363 and had working capital of $23,590. Our improved cash position and net capital resulted from the ongoing offshore sale of our securities as well as the reduction of our cash expenses. No assurance is given that we will be able to raise additional capital or maintain or reduce the level of our cash expenses in the future.

While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, we have raised $1,157,316 during the year ending December 31, 2003, net of commissions, pursuant to a Regulation S offering, during the course of which we sold 73,858,655 of our post split restricted common shares. From January 1, 2004 though March 31, 2004, we sold 27,807,792 of said shares and raised net proceeds of $318,215, after deducting all broker commissions and/or concessions.

Some shares that had been sold pursuant to this Regulation S offering carry registration rights that require us to include all or a portion of these shares in any registration statement that we file with the SEC under certain circumstances. Additionally, throughout most of the year ending December 31,

2003, our operating losses had been funded by loans from Baroda. These loans had been paid in full from proceeds raised from our ongoing Regulation S. Offering. No assurance can be given that Baroda will make loans to us in the future should we need them.

Until we can sufficiently grow our business operations and generate additional revenues, we will continue to be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding from the efforts of those parties with whom we have contracted. During the fourth calendar quarter of 2003, we entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provides for a credit facility of up to $2,430,000 that may be distributed in one or more draws. However, the Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds to us. Moreover, we cannot be certain that the lender has available funds to loan us. Our obligations under the Loan Agreement are to be secured by 49,020 shares of our Series B Convertible Preferred shares. Upon the uncured default of our obligations to this lender, these shares, if fully converted into our common shares, would represent 1,176,480,000 of our common shares and would provide the lender with voting control of our management and of our business. As of the date of the Report we have not drawn any funds against this credit facility and no shares have been delivered to this lender as collateral.

The Loan Agreement, by its terms, prohibits us from issuing any additional shares, including those that we have been issuing pursuant to our Regulation S offering, without the lender's consent. The lender has verbally consented to the continuation of our ongoing Regulation S offering. However, until we receive its written consent, we are at risk that the lender may subsequently consider us in default of the Loan Agreement.

The Loan Agreement requires us to, among other things, increase our authorized capital, register underlying common stock that would be issued to the lender in connection with its exercise of certain warrants and pay the lender an origination fee equal to 10% of each advanced draw. The foregoing terms are costly and may have an adverse effect on our ability to repay the loan and prevent a change in control of our management. Moreover, the loan subjects us to certain affirmative and negative covenants, which if violated, would give rise to our default and possible change in control.

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

We believe that we have sufficient cash on hand to remain in business over the next six month period. While we are hopeful that our on-line gaming operations will generate positive cash flow by the second half of 2004, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

FUTURE EXPENDITURES

We do not currently envision the purchase or sale of plant or significant equipment, have no plans to incur research and development costs and anticipate that our staffing requirements will remain as they are.

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

Item 1.  Legal Proceedings

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

Each case sought unspecified damages. The matters alleged in the aforementioned lawsuits relate to Baroda and its activities rather to us and our activities. Our attorneys have filed motions to dismiss these matters, as the lawsuits do not allege any wrongdoing on our part. Despite the foregoing, we have accrued $12,500 in our financial statements and recorded the same as a reserve for settlement payable. As these litigation matters contain allegations involving facts attributable to Baroda, Baroda has agreed to reimburse us for this expense and all other related expenses associated with this litigation.

Item 2.  Changes in Securities.

On February 10, 2003, we initiated a Regulation "S" offering to sell our restricted common shares. These Regulation S sales have been and continue to be effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. Shares sold pursuant to this Regulation S offering as well as common shares sold upon the exercise of certain options and preferred shares sold to our executive officers, from January 1, 2004 through May 7, 2004, are described below:

         During January 2004, the Company received $26,719 on a stock subscription receivable

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

         On March 9, 2004, the Company issued 224,093 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $8,216 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On March 09, 2004, the Company issued 3,360,480 shares at $.0092 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 30,930.

         On March 17, 2004, the Company issued 1,231,488 shares at $.01185 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 14,596.

         On March 29, 2004, the Company issued 560,000 shares and subscribed 158,000 totalizing 718,000 shares at $.0093 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,717.

         On March 29, 2004, the Company issued 525,000 shares and subscribed 35,000 totalizing 560,000 shares at $.008307 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 4,652.

         On March 29, 2004, the Company issued 200,000 shares at $.0638 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 12,762.

         On March 29, 2004, the Company issued 27,000 shares at $.0707 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 1,909.

         On March 29, 2004, the Company issued 100,000 shares at $.0606 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,060.

         On March 29, 2004, the Company issued 100,000 shares at $.06545 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,545.

         On March 29, 2004, the Company issued 150,000 shares at $.0698 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 10,480.

         On April 5, 2004, the Company issued 1,667,851 shares at $.00893 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,905.

         On April 6, 2004, the Company issued 295,882 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $10,859 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On April 15, 2004, the Company issued 3,000 Series A preferred shares each to George Gutierrez and Dean Ward, its executive officers, as compensation for past services. Our board has valued each block of 3,000 Series A preferred shares and services rendered in exchange for the same at $10,000. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On April 15, 2004, the Company issued 494,000 shares at $.0108 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,644.

         On April 19, 2004, the Company issued 175,505 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $6,441 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On April 20, 2004, the Company issued 2,280,468 shares at $.010651 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $24,291.

         On April 20, 2004, the Company issued 100,000 shares at $.04040 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

         On April 20, 2004, the Company issued 110,000 shares at $.03672 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

         On April 20, 2004, the Company issued 50,000 shares at $.0372026 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,860.

         On April 20, 2004, the Company issued 100,000 shares at $.0402 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,020.

         On April 20, 2004, the Company issued 100,000 shares at $.04545 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,545.

         On April 20, 2004, the Company issued 90,000 shares at $.042077 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,787.

         On May 5, 2004, the Company issued 80,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,800.

         On May 5, 2004, the Company issued 69,100 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,419.

         On May 5, 2004, the Company issued 200,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $7,000.

         On May 5, 2004, the Company issued 100,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,500.

         On May 5, 2004, the Company issued 4,085,259 shares at $.0355 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $145,027.

         On May 7, 2004, the Company issued 100,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,400.

         On May 7, 2004, the Company issued 60,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,040.

         On May 7, 2004, the Company issued 105,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,570.

         On May 7, 2004, the Company issued 70,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,380.

         On May 7, 2004, the Company issued 80,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,720.

         On May 7, 2004, the Company issued 50,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,700.

         On May 7, 2004, the Company issued 100,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,400.

         No underwriters were used with respect to preferred shares sold to our executive officers or shares issued in connection with stock options and no underwriting discounts or commissions were paid in connection therewith.

Item 3.  Defaults upon senior securities - None


Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other Information

As of April 15, 2004, we issued George Gutierrez and Dean Ward, our executive officers, 3,000 of our Series A Preferred shares each. As of said date, Messrs. Gutierrez and Ward purchased the remainder of our Series A shares that had been owned by Omega Venture's, Inc., thereby giving Messrs. Gutierrez and Ward voting control of our company.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Part 1
            Item 1, hereof.
         2. Financial Statement Schedules - None
         3. Exhibits:


Exhibit No.                Description
-----------                -----------
    3.1           Articles of Incorporation, as amended
    3.2           Bylaws, as amended*
    4.1           Common Stock Certificate*
   31.1           Rule 13a-14(a)/15d-14(a) Certification of George Guttierez
   31.2           Rule 13a-14(a)/15d-14(a) Certification of Dean Ward
   32.1 Certification Pursuant to 18 U.S.C Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
* Incorporated by reference to our Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2004.
** Incorporated by reference to our Form 10-SB12G filed with the U.S. Securities and Exchange Commission on April 4, 2000

         (b)   Reports on Form 8-K

         Incorporated by reference.

         8-K      filed on April 20, 2004

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 17, 2004                      By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  May 17, 2004                      By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and Director



Date:  May 17, 2004                      By: /s/ Dean Ward
                                             -----------------------------------
                                             Dean Ward, CFO and Director