Form 10QSB
period 2004-06-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2004-08-13
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court. N/A

As of June 30, 2004, there were 274,617,568 outstanding shares of common stock, par value $0.00025.

Transitional Small Business Disclosure Format   Yes [ ] No [x]

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                ASSETS

CURRENT ASSETS
  Cash                                                              $   226,022
  Advances to future acquiree                                            50,290
  Prepaids                                                                7,904
                                                                    -----------
TOTAL CURRENT ASSETS                                                    284,216
                                                                    -----------

OTHER CURRENT ASSETS
  Cash - restricted                                                     125,000
  Deposits                                                               92,556
                                                                    -----------
TOTAL OTHER CURRENT ASSETS                                              217,556
                                                                    -----------

EQUIPMENT, NET                                                           11,872
                                                                    -----------

TOTAL ASSETS                                                        $   513,644
                                                                    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    17,018
  Accrued interest payable                                                  319
  Accrued royalty payable                                                21,049
  Customer deposits                                                      21,719
  Payouts due                                                             5,660
  Payroll taxes payable                                                   4,808
  Loan payable - related party                                           24,800
                                                                    -----------
TOTAL CURRENT LIABILITIES                                                95,373
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 shares issued and outstanding                20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                         --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      274,617,568 shares issued and outstanding                          68,655
  Common stock issuable $0.00025 par value, 450,000 shares                  113
  Additional paid in capital                                          2,434,070
  Accumulated deficit                                                (1,709,935)
                                                                    -----------
                                                                        792,923
                                                                    -----------
  Less:  Deferred license fee                                           (69,167)
  Less:  Deferred Compensation                                         (263,542)
  Less:  Stock subscription receivable                                  (41,943)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              418,271
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   513,644
                                                                    ===========

          See accompanying notes to consolidated finanical statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                    2004              2003            2004             2003
                                -------------    -------------    -------------    -------------
CASINO REVENUES, NET            $     181,973    $     200,989    $     496,095    $     526,519
                                -------------    -------------    -------------    -------------

OPERATING EXPENSES
Amortization and Depreciation           1,400              467            2,800           15,493
Affiliate Commission                   34,038           51,725           75,796          106,627
Bad debts                             (26,637)         (11,255)           8,564           13,594
Consulting                             46,489           70,600           61,489          100,000
Royalty                                60,000           32,460          120,962           85,816
Marketing                              25,775          129,310           25,775          183,810
Advertising                            19,958               --           33,148               --
Legal & Professional fees              46,879           62,683           92,029           93,263
Rent                                    1,701           15,724            3,386           36,499
License Fee                                --           90,000           69,167           90,000
General and Administrative            142,333          143,110          272,291          309,005
                                -------------    -------------    -------------    -------------
TOTAL OPERATING EXPENSES              351,936          584,824          765,407        1,034,107
                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                 (169,963)        (383,835)        (269,312)        (507,588)
                                -------------    -------------    -------------    -------------

OTHER INCOME
Interest income                            56              228              422              250
Other income                           15,468            1,502           16,843            4,548
                                -------------    -------------    -------------    -------------
TOTAL OTHER INCOME                     15,524            1,730           17,265            4,798
                                -------------    -------------    -------------    -------------

OTHER EXPENSE
Interest expense                           --             (103)             (80)            (103)
Other expenses                             --               --               --               --
                                -------------    -------------    -------------    -------------
TOTAL OTHER EXPENSE                        --             (103)             (80)            (103)
                                -------------    -------------    -------------    -------------

Total Other Income (Expense)           15,524            1,627           17,185            4,695
                                -------------    -------------    -------------    -------------

NET LOSS                        $    (154,439)   $    (382,208)   $    (252,127)   $    (502,893)
                                =============    =============    =============    =============

NET LOSS PER SHARE -
  BASIC AND DILUTED             $          --    $          --    $          --    $          --
                                =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
  DURING THE PERIOD -
  BASIC AND DILUTED               256,245,508      147,161,243      241,910,060      143,329,494
                                =============    =============    =============    =============

          See accompanying notes to consolidated finanical statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                         2004         2003
                                                      ---------    ---------
Cash Flows from Operating Activities:
Net loss                                              $(252,127)   $(502,893)
Adjustments to reconcile net loss
     to net cash used in
     operating activities:
Amortization and depreciation                             2,800       15,493
Bad debts                                                 8,564       13,594
Preferred stock issued for services                      20,000           --
Recognition of deferred stock based financing fee        69,167       90,000
Recognition of deferred stock based compensation         23,958           --
Amortization of stock based deferred expenses                --      100,000
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                       514     (135,434)
  Prepaid and other assets                                 (372)     (33,694)
Increase (decrease) in:
  Accounts payable                                          911      112,972
  Accrued royalty payable                                38,916       (9,184)
  Accrued interest payable                                 (320)         103
  Customer deposits and payouts due                     (18,872)     (23,729)
  Payroll taxes payable                                    (185)      (4,022)
  Settlement Payable                                    (12,500)          --
  Net liabilities from discontinued operations               --       (2,805)
                                                      ---------    ---------
Net Cash Used in Operating Activities                  (119,546)    (379,599)
                                                      ---------    ---------

Cash Flows from Investing Activities:
  Advances to future acquiree                           (50,290)          --
  Restricted cash paid for acquisition                 (125,000)          --
  Deposits                                              (92,556)          --
  Loan proceeds - related party                          18,549           75
                                                      ---------    ---------
Net Cash Provided by (Used in) Investing Activities    (249,297)          75
                                                      ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock,
    net of offering costs                               480,097      413,237
  Loan proceeds - related party                          20,365      102,500
  Repayment of loan - parent                                 --      (48,423)
  Repayment of note                                     (23,960)          --
  Repayment of loan                                          --      (85,022)
  Deferred financing fee                                     --       (5,000)
                                                      ---------    ---------
Net Cash Provided by Financing Activities               476,502      377,292
                                                      ---------    ---------

Net Increase in Cash                                  $ 107,659    $  (2,232)

Cash at Beginning of Period                             118,363       16,728
                                                      ---------    ---------

Cash at End of Period                                 $ 226,022    $  14,496
                                                      =========    =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                          $      --    $      --
                                                      =========    =========
    Taxes                                             $      --    $      --
                                                      =========    =========
    Royalty payable settled by
      issuance of stock options                       $  38,916    $      --
                                                      =========    =========
    Stock subscription receivable                     $  15,224    $      --
                                                      =========    =========

          See accompanying notes to consolidated finanical statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

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

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         The Company is a software licensor and administers software-based games of chance through the Internet. The Company uses state-of-the-art casino gaming software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding online gaming operations (see Note 8(B)).

         On April 15, 2004, the Company's former controlling entity, Omega Ventures, Inc. ("Omega") entered into a stock purchase agreement with two separate officers of AngelCiti Entertainment, Inc. ("AngelCiti"). Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of the Company from Omega to these two separate officers of AngelCiti (see Notes 12(B)(i) and 13).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly owned Subsidiaries, Worldwide Management S.A. ("Worldwide") and First National Consulting Inc., a Belize corporation ("FNC") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         (C) REVENUE RECOGNITION

         Following the guidance of Staff Accounting Bulletin No. 104 and the AICPA's guidance on revenue recognition for casinos, casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $20,325,767 and $32,718,939 for the six months ended June 30, 2004 and 2003, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.44% and 1.61% for the six months ended June 30, 2004 and 2003, respectively.

         (D) RECLASSIFICATIONS

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

NOTE 3   CASH - RESTRICTED

On June 9, 2004, the Company entered into a purchase agreement with an unrelated third party to purchase an 85% ownership interest in Fischer Transportation Services, Inc. ("FTSI") for $125,000 and the contribution of certain online poker assets from Worldwide. The $125,000 is designated to be held in escrow until the transaction has closed. Concurrent with the purchase agreement, the sole officer and director of FTSI appointed AngelCiti's president as president and sole director of FTSI and the seller resigned as sole director and officer of FTSI.

On June 9, 2004, the FTSI changed its name to Midas Entertainment, Inc.
("Midas").

On July 16, 2004, the sale formally closed and control was transferred. Additionally, the Company received 4,250,000 shares of common stock in Midas representing the then 85% ownership interest.

On July 16, 2004, Midas acquired its sole wholly-owned subsidiary, Creative Millenium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president. In exchange for the contribution of Creative and all of its assets, the affiliate of AngelCiti's president received 750,000 shares of common stock in Midas (15% ownership at the date of contribution). Creative will become an operating subsidiary of Midas which holds the online poker assets received from Worldwide and all other assets contributed by the affiliate of AngelCiti's president.

During the third quarter of 2004, the Company's ownership in Midas decreased below 20%. As a result, the Company will account for its investment in Midas as follows: For the period from July 16, 2004 to the date at which the investment was reduced to 50% the results of operations will be consolidated. From the date at which the investment was reduced below 50% to 20%, the equity method will be applied. Finally, at the point the investment is reduced below 20%, the cost method will be applied, unless significant influence can be exerted and in that case the accounting will remain pursuant to that of the equity method.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

There is no impact on the Company's consolidated financial position, results of operations or liquidity for the six months ended June 30, 2004.

See Notes 5, 13 and 17.

NOTE 4   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of June 30, 2004.

During the six months ended June 30, 2004 and 2003, the Company recorded a bad debt expense for the holdback of $8,564 and $13,594, respectively.

         Accounts receivable with credit card processors at June 30, 2004 was as follows:

            Accounts receivable         $ 134,416
            Allowance for chargebacks    (134,416)
                                        ---------
            Accounts Receivable, net    $      --
                                        =========

NOTE 5   ADVANCES TO FUTURE ACQUIREE

In June 2004, the Company advanced $50,290 to an entity that will become a wholly-owned subsidiary of a future acquiree (See Notes 3, 13 and 17).

NOTE 6  DEPOSITS

In May 2004, the Company was trying to obtain a dual listing for its stock pursuant to sell Regulation "S" common stock in certain foreign markets. The Company paid $92,556 plus an amount of shares still to be determined to an entity that can facilitate the dual listing requirements. The funds were deposited into escrow pending the closing of this transaction. Pursuant to the terms of this arrangement, the entity has sixty days from the date at which funds are released by the escrow agent to the entity to execute an agreement allowing the Company to sell there Regulation "S" stock in these foreign markets. The funds were released on June 17, 2004, therefore the entity has until August 16, 2004 to close the transaction and have these shares registered. Upon the expiration of sixty days, if no agreement is in place, the Company has the right to request that all previously deposited amounts be returned.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 7   EQUIPMENT

Equipment at June 30, 2004 is as follows:

         Computer equipment               $ 28,000
         Less: accumulated depreciation    (16,128)
                                          --------
         EQUIPMENT, NET                   $ 11,872
                                          ========

Depreciation expense for the six months ended June 30, 2004 and 2003 were $2,800 and $0, respectively.

NOTE 8   COMMITMENTS AND CONTINGENCIES

         (A) COMMITMENTS

         On January 20, 2003, ("effective date"), the Company entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of June 30, 2004, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one-year periods on each annual anniversary of the effective date unless it is sooner terminated. As of June 30, 2004, Equivest was not owed any fees under the terms of its agreement with the Company.

         (B) CONTINGENCIES

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of the Company's operations, we may be directly subject to such regulation as well. In recognition of the foregoing, our servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where we feel the regulatory environment is more favorable to our operations.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

         On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2001, the current 6.75% "betting duty" that it passed onto a player, and 9% "total betting duty" would be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. As a result of this legislation, a UK government issued "Bookmakers Permit" is required to accept wagers and UK based bookmakers may now operate Internet bookmaking websites without collecting the betting duty. These reforms are expected to make the UK a significant hub of gaming. It is anticipated that their official entry into online gaming could put pressure on the United States of America and other governments towards regulating the industry.

         In the future, governments in the United States of America or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gambling. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gambling or subsequent regulation thereof.

         The Company is also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the United States House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before they can

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

         In addition, current United States Federal and State laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. However, the government of Antigua has recently brought suit and won a ruling against the United States federal government in an effort to prevent US legislation from impacting online gaming companies that operate out of Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States' efforts to curtail online casino gaming and it equally unclear as to whether the United States will appeal the World Trade Organization ruling.

         Several State Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against online casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against online casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

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

         A Class Action complaint was recently filed in the Superior Court of the State of California against Google, Yahoo, Overture and numerous other online content companies for accepting and placing advertising

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         for online gambling companies, seeking relief based upon the fact that these companies aided and abetted illegal activities under California law by accepting advertising promoting such activities. The action is brought as a Private Attorney General Action seeking disgorgement of the advertising fees earned by such companies for the advertising, plus penalties and the listed plaintiffs include a gambler who claims to have lost in excess of $100,000, Indian Tribes of California who claim they lost out on gambling revenues they would have otherwise earned but for the online gambling activities that took away from their revenues and the State of California that lost out on taxation and other revenues they would have earned had such gambling activities occurred at the Indian Gambling locations in the State of California.

         Worldwide is a sub-licensor of online gaming software and is an administrator of the Equivest's online casino website. It does not own online casinos. The Company does not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns an online casino that is subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

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

NOTE 9   ACCRUED ROYALTY PAYABLE

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of June 30, 2004, the Company had accrued $21,049 as a royalty payable.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         Pursuant to the terms of the initial agreement, the Company had originally been committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum monthly royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the six months ended June 30, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options (see
         Note 12(D)) and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $0.035417 per share. During the six months ended June 30, 2004, the Company issued 1,062,173 shares of common stock having a fair value of $38,916 in connection with this agreement to pay accrued royalty fees upon the exercise of these stock options.

         During the three and six months ended June 30, 2004, the Company incurred a royalty expense of $60,000 and $120,962, respectively.

NOTE 10  CUSTOMER DEPOSITS AND PAYOUTS DUE

         (A) CUSTOMER DEPOSITS

         During the six months ended June 30, 2004, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 10(B)) or recognized as earned revenues (see Note 2(C)). At June 30, 2004, the Company had customer deposits on hand of $21,719.

         (B) PAYOUTS DUE

         During the six months ended June 30, 2004, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see
         Note 10(A)). At June 30, 2004, the Company had payouts due of $5,660.

NOTE 11  LOAN PAYABLE - RELATED PARTY

During the six months ended June 30, 2004, the Company's landlord, a related party, advanced working capital of $20,365 relating to corporate expenses paid on behalf of the Company. The remaining loan balance was $24,800 at June 30, 2004. The loan advances were non-interest bearing, unsecured, and due on demand (see Note 13).

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 12  STOCKHOLDERS' EQUITY

         (A) CORPORATE HISTORY AND RECAPITALIZATION

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

         On January 20, 2003, the Company acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 504,000,000 of the Company's common shares. The transaction was accounted for as a recapitalization of Worldwide since the shareholders of Worldwide obtained an approximate 88% voting interest and control of AngelCiti at that time. Pursuant to the recapitalization, for financial accounting purposes, the Company is deemed to have issued 68,160,000 common shares to the original stockholders' of AngelCiti Entertainment, Inc. Subsequent to the acquisition, the consolidated balance sheet of the Company consists of the assets and liabilities of Worldwide and the Company at historical cost. The consolidated operations consist of the historical operations of Worldwide and the operations of the Company from the acquisition date.

         (B) PREFERRED STOCK ISSUANCES

                  (i) SERIES A - VOTING AND NON-CONVERTIBLE

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

                  On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A, preferred stock to two separate officers as compensation for past services. As there was no objective evidence of value for the Series A, preferred shares, the Company valued the transaction at the estimated value of services received totaling $20,000. This compensation is included as a component of general and administrative expenses along with other compensation.

                  On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $.05 for aggregate consideration of $50,000. Total consideration was $250,000 (see Note 13).

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                  As of June 30, 2004, the Company had 20,000 shares of Series A, preferred stock issued and outstanding.

                  (ii) SERIES B - CONVERTIBLE AND NON-VOTING

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

                  As of November 10, 2003, the Company had issued 94,472 shares of convertible preferred stock, Series B ("collateral") in connection with a collateral loan agreement and promissory note. Equivalent common shares were 2,267,328,000. Under the terms of the agreement, the Company issued these preferred shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. Upon satisfaction of all principal and related accrued interest, the lender would be required to return the collateral to the Company. In the event of any default on the loan, the lender could convert the collateral; however, there is no additional recourse against corporate assets. The collateral was not transferable. At June 30, 2004, there were no amounts due under the terms of this agreement and no funds were available to the Company. Management notes that this financing arrangement was not consummated. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

                  In November 2003, the Company cancelled the 94,472 preferred shares previously held in escrow and entered into a letter of intent with FinanzInvest, Ltd. in which 49,020 shares of Series B, Convertible Preferred stock was issued. As of June 30, 2004, the Company had not yet drawn down any funds pursuant to the agreement. The following is a summary of the expected terms of the new financing agreement:

                     o  Promissory Note Date: Date of 1st draw

                     o Closing: 1st date at which funds are advanced by lender to the Company (This has not yet occurred as of June 30,
                        2004)

                     o Amount of Credit Facility: $2,430,000, Their have been no advances as of the date of the consolidated financial statements (see Note 16)

                     o  Term: 5 years

                     o Collateral: 49,020 shares of Series "B", Convertible Preferred Stock (These shares have been transferred to an escrow account under the terms of the letter of intent)

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                     o Terms of conversion: One share of preferred is convertible to 24,000 shares of common stock, this is an equivalent of 1,176,480,000 shares of common stock (The Company will adopt a board resolution to increase the authorized common stock of the Company to comply with the potential common stock equivalents that would be issuable upon default)

                     o Interest Rate: LIBOR plus 4%, to be adjusted as LIBOR changes

                     o Repayment Terms: Interest only during 1st 24 months subsequent to closing, provided that the Company is not in default under the terms of the agreement, the remainder of the term, Company shall make payments of principal and interest as described in the agreement

                     o Commitment Fees: 10% of gross funds advanced to be deducted in the net advance to the Company, these fees are deemed to be earned and non refundable

                     o Default provisions: Company shall pay lender upon demand an amount of interest owed equal to the minimum monthly interest payment multiplied by the number of months of the term

                     o Any outstanding fees owed as commitment fees would become immediately due and payable

                     o Company shall pay lender a single fee of 10% of the outstanding balance owed to the lender

                     o Company immediately will amend the certificate of designation and the preferences for the Series "B", Convertible preferred stock and provide the lender the same voting rights inherent in the Company's common stock

                     o Warrant Agreement: Lender will be entitled to this additional compensation, however, not yet determined as of the date of these consolidated financial statements

                     o Security Interest: Lender has been granted first priority lien and security interest in the collateral

                     o Possession and Control of Collateral: The lender, or its designee or transferee shall have possession of the Collateral, Company bears risk of loss, the preferred series B shares are currently being held in escrow

                     o Shareholder Consent: Required within 120 days to ratify all terms of the agreement

                     o Common Stock: Within 120 days from closing, the Company shall authorize an amount of common stock into which the lenders Series "B", Convertible Preferred Stock may convert in the event of default, the Company shall have 30 days from closing to provide lender with Officer's certificate and any other related documentation evidencing the lenders right to vote their Series "B", Preferred Shares

                     o Other: The Company shall have thirteen months from closing to obtain key man life insurance on the Company's CEO or other officer at the lenders choosing, naming the lender as beneficiary in an amount equal to the proposed maximum aggregate amount of the credit facility

                     o Prior to closing or within 120 days, Company shall cause its attorneys to issue a legal opinion requesting that the transfer agent, in the event of default, issue common shares in the name of the lender

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                     o Upon the earlier of six months subsequent to the closing or any event of default, Company shall file a registration statement with the SEC for the common stock issuable upon any exercise of the warrants

         (C) COMMON STOCK ISSUANCES

         During January 2004, the Company received $26,719 on a stock subscription receivable.

         On May 19, 2004, the Company issued 8,500,000 shares of common stock at $0.025 for consulting services having a fair value of $212,500. The basis for valuation of the shares issued are pursuant to the terms of the consulting contract (See Note 12(F)(i)).

         On May 19, 2004, the Company issued 3,000,000 shares of common stock at $0.025 for legal services having a fair value of $75,000 The basis for valuation of the shares issued are pursuant to the terms of the consulting contract (see Note 12 (F)(ii)).

         During the six months ended June 30, 2004, the Company issued 60,395,676 shares of Regulation "S" stock. Pursuant to the Regulation "S" offering, the Company received proceeds for the sale of common stock based on the closing bid price at the date of issue times a floor price of $0.24 per share multiplied by a factor of 20.45%. During 2004, the Company, at its discretion waived the floor price in connection with the exercise price per share amount. During the six months ended June 30, 2004, all Regulation "S" stock issuances had an exercise price ranging from $0.01 to $0.07 per share. Proceeds from the issuance of common stock, net of related offering costs were $480,097. The Company paid $177,893 attributed to broker commissions (see Note 12(E)).

         During the six months ended June 30, 2004, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 1,062,173 shares of common stock (included in the 60,395,676 shares discussed above) having a fixed exercise price of $0.035417 and fair value of $38,916 (see Note 12(D)).

         Additionally, 450,000 shares of common stock remain issuable at June 30, 2004.

         (D) STOCK OPTIONS

         In June 2002, under the terms of a software license agreement, the Company granted an option to purchase 450,000 shares of common stock to the software licensor. The exercise price was the lower of (a) $0.30 per share or (b) the lowest share price granted or issued to any other party following the date of the signed agreement for the software purchase. These options will vest on the earlier of the closing of the Company's initial public offering or change in control of the Company. In connection with SFAS No. 123 and due to the inability to estimate the fair market value of the options since certain terms are contingent on future events, the Company has used the intrinsic value method to estimate the fair value of the options granted. The difference between the intrinsic value estimate and fair value estimate was not material. The following assumptions were used at the date of grant:

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                  Fair value based on recent cash offerings    $   0.50
                  Exercise price (lower of (a) or (b) above)       0.30
                                                               --------
                  Differential                                 $   0.20
                                                               --------

                  Total Shares (pre-split)                      450,000
                                                               --------

                  Fair value                                   $ 90,000
                                                               ========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 10,800,000 options (due to the effect of the 6 for 1 and 4 for 1 forward splits (see Note 12 (C)) with an exercise price of $0.035417. The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 10,800,000 options became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee. In connection with the stock option exercises, the Company has 7,569,005 options remaining that can be exercised under the terms of the arrangement.

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

         According to EITF 96-18, the measurement date (February 26, 2002), is determined to be the date in which the software was delivered for use. Since the terms of this stock purchase indicate a performance commitment (future initial public offering), and an unknown exercise price, the Company used the intrinsic value method to estimate the fair value of the options granted. The difference between the intrinsic value estimate and fair value estimate was not material. The following assumptions were used at the date of grant:

                  Total value of common stock                        $415,000
                  Divided by the fair value
                    based on recent cash offering                        0.50
                                                                     --------

                  Equivalent shares                                   830,000
                                                                     --------
                  Fair value based on recent cash offering           $   0.50
                  Exercise price (lower of (a) or (b) above)             0.25
                                                                     --------
                  Differential                                           0.25
                  Total shares                                        830,000
                                                                     --------

                  Fair value                                         $207,500
                                                                     ========

         In connection with the May 2003 amendment to software license, the Company established the vesting dates as July 20, 2003, January 20,

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         2004, and July 20, 2004. The Company will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

         During the six months ended June 30, 2004 and 2003, the Company has amortized and charged to operations $69,167 and $90,000, respectively, of the deferred license fees with deferred fees of $69,167 at June 30, 2004.

         (E) OFFERING COSTS - REGULATION "S" STOCK

         During 2003, the company entered into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 65% of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 35% of the gross proceeds. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital (see Note 12(C)).

         (F) DEFERRED COMPENSATION

                  (i)  ADVERTISING AGREEMENT

                       On May 19, 2004, the Company entered into a one year agreement with a service provider to provide certain consulting services to the Company. Specifically, marketing for the Company's online gaming operations and increasing traffic to related online gaming websites.

                       The Company paid and issued 8,500,000 shares of common stock at a fair value of $0.025 per share aggregating $212,500. The services are being amortized ratably over the term of the agreement. As a result, the Company charged $17,708 to operations for the three and six months ended June 30, 2004 leaving a deferred compensation balance of $194,792 (see Note 12(C)).

                  (ii) LEGAL AGREEMENT

                       On May 19, 2004, the Company entered into a one year agreement with a service provider to provide certain legal and advisory services, including guiding the Company in structuring its corporate structure in connection with ongoing corporate transactions.

                       The Company paid and issued 3,000,000 shares of common stock at a fair value of $0.025 per share aggregating $75,000. The services are being amortized ratably over the term of the agreement. As a result, the Company charged $6,250 to operations for the three and six months ended June 30, 2004 leaving a deferred compensation balance of $68,750 (see Note 12(C)).

                       Total deferred compensation at June 30, 2004 is $263,542.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 13  RELATED PARTY TRANSACTIONS

During January 2004, the Company received $18,549 as payment in full from a loan receivable with a related party.

On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti (see Note 12(B)(i)).

During the six months ended June 30, 2004, the Company's landlord, a related party, advanced working capital of $20,365 relating to corporate expenses paid on behalf of the Company (see Note 11).

On July 16, 2004, Midas acquired its sole wholly-owned subsidiary, Creative Millenium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president (see Notes 3, 5 and 17).

NOTE 14  COMBINATION OF ENTITIES UNDER COMMON CONTROL

On September 30, 2003, the Company acquired FNC in exchange for nominal consideration. At the time of the transaction, the sole director, officer, and shareholder of FNC was the Company's President. The acquisition was accounted for as a combination of entities under common control at historical cost.

In May 2003, the Company entered into a payment processing agreement with FNC. Under the terms of the agreement, FNC provided payment processing services to the Company, which included processing transactions for the Company related to casino operations, and payment for various corporate expenses that were required to be reimbursed. In exchange for receiving these services, no cash or non-cash compensation for these services was paid by the Company to FNC since FNC considered that the increase in volume for such transactions for its operations would provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC, and its service providers on behalf of the Company would lead to reduced rates for future services with these providers for the Company, and FNC believes this will serve as fair consideration for this transaction.

NOTE 15  SOFTWARE CONCENTRATION

The Company depends primarily on its licensed software product for its online gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 16  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $252,127 and net cash used in operations of $119,546 for the six months ended June 30, 2004 and an accumulated deficit of $1,709,935 at June 30, 2004. The ability of the Company to continue as a going concern is dependent

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The Company entered into a financing agreement with FinanzInvest, Ltd., which may provide a source of funding totaling $2,430,000 (see Note 12(B)(ii). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 17  SUBSEQUENT EVENTS

On July 16, 2004, Midas acquired its sole wholly owned subsidiary, Creative Millenium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president (see Notes 3, 5 and 13).

During the period from July 1, 2004 through August 4, 2004, the Company issued 4,113,000 shares of Regulation "S" stock. Pursuant to the Regulation "S" offering, the Company received proceeds for the sale of common stock based on the closing bid price at the date of issue times a floor price of $0.24 per share multiplied by a factor of 20.45%. During 2004, the Company, at its discretion waived the floor price in connection with the exercise price per share amount. During the period from July 1, 2004 through August 4, 2004, all Regulation "S" stock issuances had an exercise price ranging from $0.003 to $0.06 per share. Proceeds from the issuance of common stock, net of related offering costs were $32,850.

Item 2. Management's Discussion and Analysis or Plan of Operation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINCNAIAL CONDITION AND RESULTS OF OPERATION

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. Quarterly reports that we have filed with the United States Securities and Exchange Commission ("SEC") for previous years have been presented comparing our operations on a consolidated basis with the operations of our operating subsidiary alone. This Report presents our consolidated operations on a year to year basis.

For the three and six month periods ending June 30, 2004, we processed $8,442,380 and $20,325,767 in gaming transactions, respectively, as contrasted with gaming transactions of $16,014,916 and $32,718,939 for the same periods of last year. Despite the 47% and 38% decreases in three and six month period processed gaming transactions, our net casino revenues decreased only 9.5% on a year to year basis, to $181,973 from $200,989, for the three months ending June 30, 2004 and 5.8% on a year to year basis, to $496,095 from $526,519 for the six months ending June 30, 2004. While a lower dollar amount of transactions were processed on a year to year basis, our overall win percentage improved. This relationship is reflected in our net casino revenue to handle ratio, which decreased slightly to approximately 2.15% from 2.44% on a year to year basis for the three month period ending June 30, 2004 but increased markedly to 3.1% from 1.61% on a year to year basis for the six month period ending June 30, 2004. Our revenues have been hurt by our ability to effectively market our client's on-line casinos. We feel that our inability to do so is attributable to the chilling effect that United States regulations may have on online search engines and other advertisers of online gaming play as well as our inability to attract and retain qualified marketing personnel. No assurance is given that we will be able to attract and retain effective marketing personnel. Even if we do so, the possible effects or threats of government regulation may continue to hurt our revenues and results of operations. While we are pleased with the six month year to year growth in our net casino revenue to handle ratio, we can never be assured that such growth will continue, as indicated by the decrease in this ratio during the second quarter of this year.

Our revenues are generated as a result of an agreement that provides for our administration of the online casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. Pursuant to this agreement, we receive a fee based upon the revenue generated by the casino's on-line play. We, in turn, pay out a percentage of that fee to our software provider/licensor. We are not actively pursuing other on-line casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's on-line casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

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

We have never operated at a profit. Despite the increase in our net casino revenue to handle ratio, our net casino revenue decreased to $181,973 and $496,095 for the three and six month periods ending June 30, 2004 from $200,989 and $526,519 for the same periods of 2003. Despite the decrease in our net casino revenue, our operating losses decreased to $169,963 and $269,312 for the three and six month periods ending June 30, 2004 from $383,835 and $507,588 for the same periods of last year as a result of the improved management of our ongoing expenses.

Our marketing, advertising and affiliate commission expenses decreased approximately 55.9% and 53.6% to $79,771 and $134,719 for the three and six month periods ending June 30, 2004 from $181,035 and $290,437 for the three and six month periods of last year. This decrease is attributable to several factors, including but not limited to following:

            i) We had lost the services of our marketing manager in February 2004, had not filled the position until July 2004, and had not engaged any major marketing campaigns during this period; and

            ii) We had lost some of our more consistent affiliates that were driving traffic to the website we administer.

Our rent expense and general and administrative expenses decreased significantly to $1,701 and $142,333, respectively and $3,386 and $272,291, respectively, for the three and six month periods of last year from $15,724 and $143,110, respectively, and $36,449 and $309,005, respectively, for the same period of last year, reflecting the revised terms of our Sublease and Services Agreement with our Landlord.

Consulting fees decreased to $46,489 and $61,489 for the three months ending June 30, 2004 from $70,600 and $100,000 for the same periods of last year. Consulting fees for the three and six month period ending June 30, 2004 included fees of $5,000 per month paid to Lawrence Hartman, Chief Executive Officer of Omega Ventures, Inc. ("Omega"), which had formerly held a controlling interest in our securities and did not include consulting fees that had previously been paid in connection with financial consulting or investor relations. Mr. Hartman now renders services to us for a fee of $5,000 per month. We intend to continue to pay consulting fees to Mr. Hartman for services that he renders to us through the end of this calendar year and may continue to do so thereafter. The remainder of consulting fees incurred during the second quarter of this year were paid in connection with a marketing agreement that we had entered into. We are evaluating the services that have been rendered to us in connection with this agreement. In the event this agreement is not renewed, we will need to devote significant resources to alternative marketing efforts. As we are still dependent upon outside financing to remain in business, we may also retain the services of financial consultants in the future and pay them consulting fees for their services. However, we have no current plans to do so.

Despite the improved management of the foregoing expenses, our royalty expense increased to $60,000 and $120,962 for the three and six month periods ending June 30, 2004 from $32,460 and $85,816 for the same periods of last year. The increase was due, in part, from a revision in the terms of the licensing agreement with our software provider that became effective in May 2003, which increased the minimum monthly royalty payments that we had to make. The revised agreement provided for a portion of our royalty fees to be payable with our common stock. Said shares were purchased upon exercising immediately vesting stock options. The license expense incurred in the first two quarters of 2004 included the recognition of $69,167 of deferred license fees, respectively, that had been paid to our software licensor. The final license fee installment of $69,167 had been paid to our licensor in July 2004.

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

Government Regulation

On-line casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As the winnings of Equivest's on-line casino operations represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well.

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

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of on-line casinos. A Federal court case in Louisiana ruled that on-line casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit on-line gambling, which once again did not pass through Congress. A similar bill designed to make processing on-line gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and is expected to come to a full vote in the House. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the House Finance Committee Bill, which would still need to be reconciled with a related Senate Bill and subsequently signed by the President before it could become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict on-line gaming and there is a risk that governmental authorities could view on-line casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit on-line gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

A Class Action complaint was recently filed in the Superior Court of the State of California against Google, Yahoo, Overture and numerous other on-line content companies for accepting and placing advertising for on-line gambling companies, seeking relief based upon the fact that these companies aided and abetted illegal activities under California law by accepting advertising fees and otherwise promoting such activities. The action is brought as a Private Attorney General Action seeking disgorgement of the advertising fees earned by such companies for the advertising, plus penalties. The listed plaintiffs include a gambler who claims to have lost in excess of $100,000, Indian Tribes of California who claim they lost gambling revenues they would have otherwise earned but for the on-line gambling activities that took away from their revenues, and the State of California, that lost taxation and other revenues they would have earned had such gambling activities occurred at the Indian Gambling locations in the State of California. We cannot predict the outcome of this matter. However, if search engines can no longer direct players to the sites that we administer, our results of operations would be significantly and adversely affected.

Worldwide is a licensor and developer of on-line gaming software and is an administrator of the Equivest on-line casino websites. It does not own on-line casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the on-line gaming industry. However, given Worldwide's business relationship with Equivest, an owner of on-line casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing on-line gaming. Equivest, Worldwide's sole customer, owns on-line casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting on-line casino business.

Although we believe that the operations of Worldwide do not require a gaming license, both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended. Baroda is also engaged as an on-line gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide to operate its business under the umbrella of Baroda's gaming license. Additionally, no assurance can be given that the Costa Rican government will permit Equivest to operate its business under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. However, as of June 30, 2004, we had cash of $226,022 and had working capital of $188,843 at that date. As of December 31, 2003, we had cash of $118,363 and had working capital of $23,590. Our cash position and net working capital resulted from the ongoing offshore sale of our securities as well as the reduction of our cash expenses. No assurance is given that we will be able to raise additional capital or maintain or reduce the level of our cash expenses in the future.

While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, we have raised $1,130,597 during the year ending December 31, 2003, net of commissions, pursuant to a Regulation S offering, during the course of which we sold 73,858,655 of our post split restricted common shares. From January 1, 2004 though June 30, 2004 we sold 60,395,676 of said shares and raised net proceeds of $480,097, after deducting all broker commissions and/or concessions.

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

Until we can sufficiently grow our business operations and generate additional revenues, we will continue to be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding from the efforts of those parties with whom we have contracted. During the fourth calendar quarter of 2003, we entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provides for a credit facility of up to $2,430,000 that may be distributed in one or more draws. However, the Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds to us. Moreover, we cannot be certain that the lender has available funds to loan us. Our obligations under the Loan Agreement are to be secured by 49,020 shares of our Series B Convertible Preferred shares. Upon the uncured default of our obligations to this lender, these shares, if fully converted into our common shares, would represent 1,176,480,000 of our common shares and would provide the lender with voting control of our management and of our business. As of the date of the Report, this financing facility and agreement are still in effect. However, we have not drawn any funds against this credit facility and no shares have been delivered to this lender as collateral.

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

Both of the foregoing cases had been dismissed during the second calendar quarter of this year and all sums previously accrued and reserved for settlement in our financial statements have been reclassified in the accompanying financial statements as Other Income. It is anticipated that the $8,000 of legal fees and costs incurred by us in connection with these matters will be reimbursed to us by Baroda.

Item 2. Changes in Securities.

On February 10, 2003, we initiated a Regulation "S" offering to sell up to 144,000,000 post splits shares of our restricted common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. Shares sold pursuant to this Regulation S offering as well as shares sold upon the exercise of certain options during the second quarter of 2004 are described below:

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

         On May 18, 2004, the Company issued 100,000 shares at $.030 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,000.

         On May 18, 2004, the Company issued 50,000 shares at $.030 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,500.

         On May 18, 2004, the Company issued 250,000 shares at $.030 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 7,646.

         On May 18, 2004, the Company issued 125,000 shares at $.032 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 4,040.

         On May 18, 2004, the Company issued 190,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,464.

         On May 18, 2004, the Company issued 250,000 shares at $.032 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,080.

         On May 19, 2004, the Company issued 389,252 shares at $0.0437 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,010.

         On May 19, 2004 the Company entered into an agreement for legal and advertising services with Corinth Earl VI and Roxana Lao respectively, under the terms of these agreements the Company grants 11,500,000 shares at $ 0.025 per share as compensation for these services. These shares were issued pursuant to an S-8 registration statement. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On May 20, 2004, the Company issued 87,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,175.

         On May 20, 2004, the Company issued 200,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,050.

         On May 24, 2004, the Company issued 250,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,250.

         On May 24, 2004, the Company issued 50,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,250.

         On May 24, 2004, the Company issued 210,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,250

         On May 27, 2004, the Company issued 80,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,000.

         On Jun 7, 2004, the Company issued 3,282,930 shares at $.025348 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $83,215.

         On Jun 11, 2004, the Company issued 200,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,050.

         On Jun 11, 2004, the Company issued 150,000 shares at $.030 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,500.

         On Jun 11, 2004, the Company issued 120,000 shares at $.0284 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,414.

         On Jun 11, 2004, the Company issued 200,000 shares at $.030 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,060.

         On Jun 11, 2004, the Company issued 120,000 shares at $.030 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,636.

         On Jun 11, 2004, the Company issued 60,000 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,500.

         On June 11, 2004, the Company issued 260,055 shares of common stock upon the exercise of stock options at an exercise price of $.037000 having a fair value of $9,622.04 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On Jun 18, 2004, the Company issued 3,017,951 shares at $.021767 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $65,692.

         On Jun 18, 2004, the Company issued 50,000 shares at $.04 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,000.

         On Jun 18, 2004, the Company issued 45,000 shares at $.04 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,800.

         On Jun 18, 2004, the Company issued 189,900 shares at $.025 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,747.

         On Jun 24, 2004, the Company issued 340,000 shares at $.024 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 81,600.

         On Jun 24, 2004, the Company issued 100,000 shares at $.02222 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,222.

         On Jun 25, 2004, the Company issued 200,000 shares at $.02525 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,050

         As of June 30, 2004, the Company issued 550,000 shares of common stock pursuant to its Regulation "S" offering that had not been paid for. The subscription price of $15,224 remains payable.

Item 3. Defaults upon senior securities - None

Item 4. Submission of matters to a vote of security holders - None

Item 5. Other Information

As of April 15, 2004, we issued George Gutierrez and Dean Ward, our executive officers, 3,000 of our Series A Preferred shares each. On said date, Messrs. Gutierrez and Ward purchased the remainder of our issued and outstanding Series A Preferred shares from Omega, thereby giving Messrs. Gutierrez and Ward voting control of our company.

On June 9, 2004, we entered into an agreement with Fisher Transportation Services, Inc., n/k/a Midas Entertainment, Inc. ("Midas") to acquire an 85% ownership interest in Midas for $125,000 in cash. This transaction closed on July 16, 2004. Midas subsequently sold additional shares of its common stock, the result of which was to reduce our ownership interest to below 20% of its outstanding common shares. Additionally, we made a $50,290 loan to a wholly-owned subsidiary of Midas. The loan is unsecured, bears interest at the rate of 10% per annum, and is convertible by us, at our option, into 1,676,333 shares of Midas common stock

On July 26, 2004, our directors and shareholders holding a majority of our outstanding securities approved a 1 for 100 reverse split of our common and preferred shares. We anticipate that this reverse split is to be effective on or around mid-September 2004.

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

         * Incorporated by reference to our Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2004.

         ** Incorporated by reference to our Form 10-SB12G filed with the U.S. Securities and Exchange Commission on April 4, 2000

         (b)   Reports on Form 8-K

         Incorporated by reference.

         8-K      filed on April 20, 2004
         8-K      filed on July 22, 2004

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 13, 2004               By:  /s/ George Gutierrez
                                          -----------------------------------
                                          George Gutierrez, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  August 13, 2004                By:  /s/ George Gutierrez
                                           ----------------------------------
                                           George Gutierrez, CEO and Director



Date:  August 13, 2004                By:  /s/ Dean Ward
                                           ----------------------------------
                                           Dean Ward, CFO and Director