Form 10QSB
period 2004-09-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2004-11-19
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

               For the quarterly period ended: September 30, 2004

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

As of September 30, 2004, there were 3,241,421 outstanding shares of common stock, par value $0.00025.

Transitional Small Business Disclosure Format            Yes [ ]        No [x]

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 AngelCiti Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2004
                               ------------------
                                    Unaudited
                                    ---------

                                     ASSETS
                                     ------
Current Assets
  Cash                                                                $    89,395
  Accounts receivable, net                                                    855
  Due from affiliate                                                       13,519
  Prepaid and other                                                         2,786
  Investment in non-marketable securities - related party - at cost       335,906
                                                                      -----------
Total Current Assets                                                      442,461
                                                                      -----------

Other Current Assets
  Deposits                                                                 92,585
                                                                      -----------
Total Other Current Assets                                                 92,585
                                                                      -----------

Fixed Assets, net                                                          26,622
                                                                      -----------

Total Assets                                                          $   561,668
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Cash Overdraft                                                      $        55
  Accounts payable                                                         46,777
  Loan payable, related party                                              48,655
  Accrued royalty payable                                                  21,595
  Customer deposits                                                        12,225
  Payouts due                                                               3,908
  Payroll taxes payable                                                     2,233
                                                                      -----------
Total Current Liabilities                                                 135,448
                                                                      -----------

Stockholders' Equity
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                         20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                           --
  Common stock issuable, $0.00025 par value, 45,000 shares                     11
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      3,241,421 shares issued and outstanding                                 810
  Additional paid-in capital                                            2,686,163
  Accumulated deficit                                                  (2,006,986)
                                                                      -----------
                                                                          680,018
                                                                      -----------
  Less:  Deferred Compensation                                           (191,667)
  Less:  Stock subscription receivable                                    (62,131)
                                                                      -----------
Total Stockholders' Equity                                                426,220
                                                                      -----------

Total Liabilities and Stockholders' Equity                            $   561,668
                                                                      ===========

          See accompanying notes to consolidated financial statements

                 AngelCiti Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                       Three months ended           Nine months ended
                                                          September 30,                September 30,
                                                       2004           2003          2004           2003
                                                   -----------    -----------    -----------    -----------
Casino Revenues, net                               $   180,092    $   211,413    $   676,187    $   737,932
                                                   -----------    -----------    -----------    -----------

Operating Expenses
Amortization and Depreciation                            2,250          1,400          5,050         16,892
Affiliate Commission                                    17,851         44,748         93,647        151,375
Bad debts                                               (6,588)        24,476          1,976         38,070
Consulting                                              28,654         50,000         90,143        150,000
Royalty                                                 50,000         60,000        170,962        145,816
Marketing                                               10,000          6,257         35,775        190,067
Advertising                                             56,250         17,632         89,398         17,632
Legal & Professional fees                               32,704         86,284        124,733        179,547
Rent                                                     1,802         18,782          5,188         55,281
License Fee                                             69,166         69,167        138,333        159,167
Investor relations                                          --         50,000             --         50,000
General and Administrative                             126,323        117,055        398,774        426,061
                                                   -----------    -----------    -----------    -----------
Total Operating Expenses                               388,412        545,801      1,153,979      1,579,908
                                                   -----------    -----------    -----------    -----------

Loss from Operations                                  (208,320)      (334,388)      (477,792)      (841,976)
                                                   -----------    -----------    -----------    -----------

Other Income
Interest income                                          6,525            200          6,947            450
Other income                                               165          2,689         17,008          7,237
                                                   -----------    -----------    -----------    -----------
Total Other Income                                       6,690          2,889         23,955          7,687
                                                   -----------    -----------    -----------    -----------

Other Expense
Interest expense                                           (80)        (1,184)            --         (1,287)
Other expenses                                              --        (47,834)            --        (47,834)
                                                   -----------    -----------    -----------    -----------
Total Other Expense                                        (80)       (49,018)            --        (49,121)
                                                   -----------    -----------    -----------    -----------

Total Other Income (Expense)                             6,610        (46,129)        23,955        (41,434)
                                                   -----------    -----------    -----------    -----------

Net Loss                                           $  (201,710)   $  (380,517)   $  (453,837)   $  (883,410)
                                                   ===========    ===========    ===========    ===========

Net Loss Per Share - Basic and Diluted             $     (0.07)   $     (0.14)   $     (0.17)   $     (0.19)
                                                   ===========    ===========    ===========    ===========

Weighted average number of shares outstanding
           during the period - basic and diluted     2,942,916      2,753,807      2,594,980      4,729,142
                                                   ===========    ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                Nine months ended September 30,
                                                                                       2004        2003
                                                                                    ---------    ---------
Cash Flows from Operating Activities:
Net loss                                                                            $(453,837)   $(883,410)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Amortization                                                                               --       15,026
Depreciation                                                                            5,050        1,867
Bad debts                                                                               1,976       38,070
Amortization of stock based deferred expenses                                              --      150,000
Recognition of deferred license fee                                                   138,333      159,167
Recognition of deferred compensation                                                   95,833           --
Preferred stock issued for services                                                    20,000           --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                   3,496      (32,995)
  Accrued interest receivable                                                          (6,246)          --
  Prepaid and other assets                                                              4,746       (5,535)
Increase (decrease) in:
  Accounts payable                                                                     30,671        3,111
  Accounts payable, related party                                                          --        5,000
  Accrued royalty payable                                                              65,147      (10,184)
  Accrued interest payable                                                               (639)       1,287
  Customer deposits and payouts due                                                   (30,119)        (267)
  Payroll taxes payable                                                                (2,760)        (912)
  Settlement payable                                                                  (12,500)          --
  Net liabilities from discontinued operations                                             --       (2,805)
                                                                                    ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                                                (140,849)    (562,580)
                                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of non-marketable securities                                           (125,000)          --
  Acquisition of vehicle                                                              (17,000)          --
  Deposits                                                                            (92,585)          --
  Loan Receivable                                                                      18,549           --
  Disbursement to related party in exchange for settlement of convertible
    promissory note receivable                                                       (300,000)          --
  Disbursement to related party                                                       (10,768)          --
  Cash acquired from acquisition                                                           --           75
                                                                                    ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (526,804)          75
                                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs                       618,369      585,746
  Repayment of loan payable, parent                                                        --      (48,423)
  Proceeds from loan payable, related party                                            44,221      126,460
  Repayment of note payable                                                           (23,960)          --
  Repayment of loan payable                                                                --      (81,728)
  Cash overdraft                                                                           55           --
                                                                                    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             638,685      582,055
                                                                                    ---------    ---------

Net Increase (Decrease) in Cash                                                     $ (28,968)   $  19,550

Cash at Beginning of Period                                                           118,363       16,728
                                                                                    ---------    ---------

CASH AT END OF PERIOD                                                               $  89,395    $  36,278
                                                                                    =========    =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                                       $      --    $      --
                                                                                    =========    =========
     Taxes                                                                          $      --    $      --
                                                                                    =========    =========
     Dividend paid to AngelCiti shareholders of Midas common stock                  $  95,340    $      --
                                                                                    =========    =========
     Settlement of convertible note receivable in exchange for Midas common stock   $ 306,246    $      --
                                                                                    =========    =========
     Stock subscription receivable                                                  $  35,412    $      --
                                                                                    =========    =========
     Royalty payable settled by issuance of stock options                           $  64,602    $      --
                                                                                    =========    =========

          See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

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

         On April 15, 2004, the Company's former controlling entity, Omega Ventures, Inc. ("Omega") entered into a stock purchase agreement with two separate officers of AngelCiti Entertainment, Inc. ("AngelCiti"). Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of AngelCiti from Omega to these two separate officers (see Notes 12(B) (i) and 13).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly owned Subsidiaries, Worldwide Management S.A. ("Worldwide") and First National Consulting Inc., a Belize corporation ("FNC") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company held over 50% interest in Midas Entertainment, Inc. ("Midas") and its wholly-owned subsidiary, Creative Millennium Ventures, S.A. ("Creative") from July 16, 2004 to July 27, 2004, however, Midas was inactive during that period and the results of operations were not included. (See Note 3(A))

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

         (C) REVENUE RECOGNITION

         Following the guidance of Staff Accounting Bulletin No. 104 and the AICPA's guidance on revenue recognition for casinos, casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $27,786,951 and $43,255,602 for the nine months ended September 30, 2004 and 2003, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.47% and 1.71% for the nine months ended September 30, 2004 and 2003, respectively.

         (D) NON-MARKETABLE SECURITIES

         Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

         The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three and nine months ended September 30, 2004.

         (E) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

         The Company holds approximately 4,608,579 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at September 30, 2004 having a cost basis of $335,906. All Midas shares are currently being treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at September 30, 2004. (See Note 3(A))

         (F) RECLASSIFICATIONS

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

NOTE 3   INVESTMENT - MIDAS AND CONVERSION OF CONVERTIBLE PROMISSORY NOTE
-----------------------------------------------------------------------
RECEIVABLE - MIDAS
------------------

         (A) INVESTMENT - MIDAS

         On June 9, 2004, the Company entered into a purchase agreement with an unrelated third party to purchase an 85% ownership interest in Fischer Transportation Services, Inc. ("FTSI") an inactive public shell, for

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

         $125,000 and the contribution of certain online poker assets from Worldwide. The $125,000 was designated to be held in escrow until the transaction had closed. Concurrent with the purchase agreement, the sole officer and director of FTSI appointed AngelCiti's president as president and sole director of FTSI and the seller resigned as sole director and officer of FTSI.

         On June 9, 2004, the FTSI changed its name to Midas Entertainment, Inc. ("Midas").

         On July 16, 2004, the sale formally closed and control was transferred. Additionally, the Company received 4,250,000 shares of common stock in Midas representing the then 85% ownership interest (see Note 3(B)). The Company had a greater than 50% ownership in Midas for the period from July 16, 2004 through July 27, 2004.

         On July 16, 2004, Midas acquired its sole wholly-owned subsidiary, Creative Millenium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president (see Notes 13 and 14). In exchange for the contribution of Creative and all of its assets, the affiliate of AngelCiti's president received 750,000 shares of common stock in Midas (15% ownership at the date of contribution). Creative became an operating subsidiary of Midas, which holds the online poker assets, received from Worldwide and all other assets contributed by the affiliate of AngelCiti's president. There were no results of operations of Midas included in the September 30, 2004 accompanying financial statements since there was no activity during the period.

         At September 30, 2004, the Company's ownership in Midas and its wholly owned subsidiary Creative, decreased below 20%. As a result, the Company will account for its investment in Midas as follows: For the period from July 16, 2004 to the date at which the investment was reduced to 50% the results of operations will be consolidated. From the date at which the investment was reduced below 50% to 20%, the equity method will be applied. Finally, at the point the investment is reduced below 20%, the cost method will be applied, unless significant influence can be exerted and in that case, the accounting will remain pursuant to that of the equity method.

         There is no impact on the Company's financial position, results of operations or liquidity for the nine months ended September 30, 2004 since both consolidation and equity method accounting were not applicable due to no activity in Midas until a point in time in which the investment in Midas had fallen below 20%.

         (B) ISSUANCE AND CONVERSION OF CONVERTIBLE PROMISSORY NOTE RECEIVABLE - MIDAS

         On July 16, 2004, the Company issued a 10%, convertible promissory note receivable with a stated amount of $300,000 in exchange for a loan disbursement of $300,000 to Midas. The note receivable matures on July 16, 2005. At the option of the holder, $300 of principal can be converted for 10,000 shares of Midas. On September 23, 2004, all principal of $300,000 plus related accrued interest receivable of $6,246 was converted in full to 3,600,000 shares of Midas common stock. The 3,600,000 shares are being carried at cost of $306,246.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

         For the three and nine months ended September 30, 2004, the Company recognized $6,246 and $6,246 of interest income related to the convertible promissory note receivable.

         On September 22, 2004, AngelCiti issued a dividend of its Midas investment in non-marketable securities to its shareholders. For each share of AngelCiti stock held, all shareholders would receive on a one-for-one basis, shares in Midas. The Company issued 3,241,421 common shares of its holdings in Midas on September 22, 2004. (See Note 12(G))

         Activity relating to Midas stock during the nine months ended September 30, 2004 was as follows:

         Shares acquired in Midas (4,250,000 shares) (See Note 3(A))                    $  125,000
         Dividend shares paid to AngelCiti shareholders (3,241,421 shares)                 (95,340)
         Conversion of convertible promissory note receivable (3,600,000 shares)           306,246
                                                                                        -----------
         Balance at September 30, 2004                                                  $   335,906
                                                                                        ===========

         The composition of non-marketable securities at September 30, 2004 is as follows:

                                   Cost         Fair Value     Unrealized Gain
                                 ----------     -----------    ---------------
         Common stock            $  335,906     $  335,906        $     --
                                 ==========     ==========        ========

         There was no investment income or expense for the three and nine months ended September 30, 2004, respectively.

NOTE 4   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of September 30, 2004.

During the nine months ended September 30, 2004 and 2003, respectively, the Company recorded a bad debt expense for the holdback of $1,976 and $38,070.

Accounts receivable at September 30, 2004 was as follows:

          Accounts receivable - other               $      855
          Accounts receivable                          126,008
          Allowance for chargebacks                   (126,008)
                                                    ----------
          ACCOUNTS RECEIVABLE, NET                  $      855
                                                    ==========

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------


NOTE 5   DUE FROM AFFILIATE
---------------------------

During the nine months ended September 30, 2004, the Company advanced $13,519 to Midas and its subsidiary for overhead expenses relating to advertising and marketing. The advances were non-interest bearing, unsecured and due on demand. Midas is a related party since its president is also the president of the Company. (See Note 13)

NOTE 6   DEPOSITS
-----------------

In May 2004, the Company was trying to obtain a dual listing for its stock pursuant to sell Regulation "S" common stock in certain foreign markets. The Company paid $91,680 plus an amount of shares still to be determined to an entity that can facilitate the dual listing requirements. The funds were deposited into escrow pending the closing of this transaction. Pursuant to the terms of this arrangement, the entity had sixty days from the date at which funds are released by the escrow agent to the entity to execute an agreement allowing the Company to sell there Regulation "S" stock in these foreign markets. The funds were released on June 17, 2004, therefore the entity had until August 16, 2004 to close the transaction and have these shares registered. Upon the expiration of sixty days, if no agreement was in place, the Company had the right to request that all previously deposited amounts be returned.

As of September 30, 2004, this transaction is still pending and the funds are still in escrow. The Company has indicated that the deal will likely be rescinded effective in December 2004, and that all previously advanced funds would be returned. No common stock has been issued under the terms of the initial agreement.

NOTE 7   EQUIPMENT
------------------

In July 2004, the Company purchased a vehicle for $17,000.

Equipment at September 30, 2004 is as follows:

         Computer equipment                                    $  28,000
         Vehicle                                                  17,000
         Less: accumulated depreciation                          (18,378)
                                                               ---------
                                                               $  26,622
                                                               =========

Depreciation expense for the nine months ended September 30, 2004 and 2003 were $5,050 and $1,887, respectively.

NOTE 8  COMMITMENTS AND CONTINGENCIES
-------------------------------------

         (A) COMMITMENTS

         On January 20, 2003, ("effective date"), the Company entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement,

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

         Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of September 30, 2004, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one-year periods on each annual anniversary of the effective date unless it is sooner terminated. As of September 30, 2004, Equivest was not owed any fees under the terms of its agreement with the Company.

         (B) CONTINGENCIES

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent the Company's sole source of revenues, such regulations can and do have a material effect on the Company's operations. Moreover, given the nature of the Company's operations, the Company may be directly subject to such regulation as well. In recognition of the foregoing, the Company's servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where the Company feels the regulatory environment is more favorable to the Company's operations.

         While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transactions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the business, revenues, operating results and financial condition of the Company's customers and the Company.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

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

         In the future, governments in the United States of America or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gambling. The legalization and subsequent regulation of Internet casinos may serve to benefit land-based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize. The Company feels that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gambling or subsequent regulation thereof.

         The Company is also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, a United States Senator sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the United States House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

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

         Several State Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against online casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against online casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of the Company's customers and the Company. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

         pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. The Company intends to minimize these potential legal risks by continuing to conduct the Company's Internet business from offshore locations that permit online gaming and by increasing the Company's marketing efforts in Asia and other foreign jurisdictions that the Company feels are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with the Company's Internet gaming related activities.

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

         A Class Action complaint was recently filed in the Superior Court of the State of California against Google, Yahoo, Overture and numerous other online content companies for accepting and placing advertising for online gambling companies, seeking relief based upon the fact that these companies aided and abetted illegal activities under California law by accepting advertising promoting such activities. The action is brought as a Private Attorney General Action seeking disgorgement of the advertising fees earned by such companies for the advertising, plus penalties and the listed plaintiffs include a gambler who claims to have lost in excess of $100,000, Indian Tribes of California who claim they lost out on gambling revenues they would have otherwise earned but for the online gambling activities that took away from their revenues and the State of California that lost out on taxation and other revenues they would have earned had such gambling activities occurred at the Indian Gambling locations in the State of California.

         Worldwide is a sub-licensor of online gaming software and is an administrator of the Equivest's online casino website. It does not own online casinos. The Company does not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, no assurance can be given that any given jurisdiction will not take the position that the Company or Worldwide are subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns an online casino that is subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------


         Baroda is engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. Both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended, despite the fact that the Company does believe that Worldwide and Equivest are required to apply for and possess a license in their own names. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide and Equivest to conduct their respective businesses, no assurance can be given that the Costa Rican government will permit Worldwide or Equivest to operate their businesses under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on the Company's business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

NOTE 9   ACCRUED ROYALTY PAYABLE
--------------------------------

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of September 30, 2004, the Company had accrued $21,595 as an accrued royalty payable.

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         Pursuant to the terms of the initial agreement, the Company had originally been committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum monthly royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. Effective September 2004, the Company reached an oral agreement with its software licensor to amend the minimum monthly royalty payment from $20,000 to $10,000. During the nine months ended September 30, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $3.68 per share. During the nine months ended September 30, 2004, the Company issued 17,564 shares of common stock having a fair value of $64,602 (see Note 12(D)) in connection with this agreement to pay accrued royalty fees upon the exercise of these stock options.

         During the three and nine months ended September 30, 2004, the Company incurred a royalty expense of $50,000 and $170,962 respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------


NOTE 10  CUSTOMER DEPOSITS AND PAYOUTS DUE
------------------------------------------

         (A) CUSTOMER DEPOSITS

         During the nine months ended September 30, 2004, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 10(B)) or recognized as earned revenues (see Note 2(C)). At September 30, 2004, the Company had customer deposits on hand of $12,225.

         (B) PAYOUTS DUE

         During the nine months ended September 30, 2004, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see
         Note 10(A)). At September 30, 2004, the Company had payouts due of $3,908.

NOTE 11  LOAN PAYABLE - RELATED PARTY
-------------------------------------

During the nine months ended September 30, 2004, the Company's landlord, a related party, advanced working capital of $44,221 relating to corporate expenses paid on behalf of the Company. The remaining loan balance was $48,655 at September 30, 2004. The loan advances were non-interest bearing, unsecured, and due on demand (see Note 13).

NOTE 12  STOCKHOLDERS' EQUITY
-----------------------------

         (A) CORPORATE HISTORY AND RECAPITALIZATION

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

         On January 20, 2003, the Company acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 5,040,000 of the Company's common shares. The transaction was accounted for as a recapitalization of Worldwide since the shareholders of Worldwide obtained an approximate 88% voting interest and control of AngelCiti at that time. Pursuant to the recapitalization, for financial accounting purposes, the Company is deemed to have issued 681,600 common shares to the original stockholders' of AngelCiti Entertainment, Inc. Subsequent to the acquisition, the consolidated balance sheet of the Company consists of the assets and liabilities of Worldwide and the Company at historical cost. The consolidated operations consist of the historical operations of Worldwide and the operations of the Company from the acquisition date.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------


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

                  On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock to two separate officers as compensation for past services. As there was no objective evidence of value for the Series A, preferred shares, the Company valued the transaction at the estimated value of services received totaling $20,000. This compensation is included as a component of general and administrative expenses along with other compensation. (See Note 13)

                  On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $.05 for aggregate consideration of $50,000. Total consideration was $250,000 (See Note 13).

                  As of September 30, 2004, the Company had 20,000 shares of Series A, preferred stock issued and outstanding.

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

                  As of November 10, 2003, the Company had issued 94,472 shares of convertible preferred stock, Series B ("collateral") in connection with a collateral loan agreement and promissory note. Equivalent common shares were 2,267,328,000. Under the terms of the agreement, the Company issued these preferred shares to an escrow agent as collateral to secure future debt

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

                  financing with an unrelated third party. Upon satisfaction of all principal and related accrued interest, the lender would be required to return the collateral to the Company. In the event of any default on the loan, the lender could convert the collateral; however, there is no additional recourse against corporate assets. The collateral was not transferable. At September 30, 2004, there were no amounts due under the terms of this agreement and no funds were available to the Company. Management notes that this financing arrangement was not consummated. For financial statement purposes, the collateral is not considered issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

                  In November 2003, the Company cancelled the 94,472 preferred shares previously held in escrow and entered into a letter of intent with FinanzInvest, Ltd. in which 49,020 shares of Series B, Convertible Preferred stock was issued. As of September 30, 2004, the Company had not yet drawn down any funds pursuant to the agreement. The following is a summary of the expected terms of the new financing agreement:

                        o     Promissory Note Date: Date of 1st draw

                        o Closing: 1st date at which funds are advanced by lender to the Company This has not yet occurred as of September 30, 2004

                        o Amount of Credit Facility: $2,430,000. Their have been no advances as of the date of this report (see Note 17)

                        o     Term: 5 years

                        o Collateral: 49,020 shares of Series "B" Convertible Preferred Stock. These shares have been transferred to an escrow account under the terms of the letter of intent

                        o Terms of conversion: One share of preferred is convertible to 24,000 shares of common stock, this is an equivalent of 1,176,480,000 shares of common stock. The Company will adopt a board resolution to increase the authorized common stock of the Company to comply with the potential common stock equivalents that would be issuable upon default

                        o Interest Rate: LIBOR plus 4%, to be adjusted as LIBOR changes

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

                        o Company shall pay lender a single fee of 10% of the outstanding balance owed to the lender

                        o Company immediately will amend the certificate of designation and the preferences for the Series "B" Convertible preferred stock and provide the lender the same voting rights inherent in the Company's common stock.

                        o Warrant Agreement: Lender will be entitled to this additional compensation, however, not yet determined as of the date of this report

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

                        o Common Stock: Within 120 days from closing, the Company shall authorize an amount of common stock into which the lenders Series "B" Convertible Preferred Stock may convert in the event of default. The Company shall have 30 days from closing to provide lender with Officer's certificate and any other related documentation evidencing the lenders right to vote their Series "B" Preferred Shares

                        o Other: The Company shall have thirteen months from closing to obtain key man life insurance on the Company's CEO or other officer at the lenders choosing, naming the lender as beneficiary in an amount equal to the proposed maximum aggregate amount of the credit facility

                        o Prior to closing or within 120 days, Company shall cause its attorneys to issue a legal opinion requesting that the transfer agent, in the event of default, issue common shares in the name of the lender

                        o Upon the earlier of six months subsequent to the closing or any event of default, Company shall file a registration statement with the SEC for the common stock issuable upon any exercise of the warrants

         (C) COMMON STOCK ISSUANCES

         During January 2004, the Company received $26,719 on a stock subscription receivable. The balance of stock subscription receivable at September 30, 2004 is $62,131.

         On May 19, 2004, the Company issued 85,000 shares of common stock at $2.50 for consulting services having a fair value of $212,500. The basis for valuation of the shares issued is pursuant to the terms of the consulting contract (See Note 12(F) (i)).

         On May 19, 2004, the Company issued 30,000 shares of common stock at $2.50 for legal services having a fair value of $75,000. The basis for valuation of the shares issued is pursuant to the terms of the consulting contract (see Note 12(F) (ii)).

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------


         During the nine months ended September 30, 2004, the Company issued 972,934 shares of Regulation "S" stock. Pursuant to the Regulation "S" offering, the Company received proceeds for the sale of common stock based on the closing bid price at the date of issue times a floor price of $0.24 per share multiplied by a factor of 20.45%. During 2004, the Company, at its discretion waived the floor price in connection with the exercise price per share amount. During the nine months ended September 30, 2004, all Regulation "S" stock issuances had an exercise price ranging from $0.01 to $0.80 per share. Proceeds from the issuance of common stock, net of related offering costs were $618,369. The Company paid $337,374 attributed to broker commissions (See Note 12(E)).

         During the nine months ended September 30, 2004, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 17,564 shares of common stock having a fixed exercise price of $3.68 and fair value of $64,602 (see Note 13(D)).

         Additionally, 45,000 shares of common stock remain issuable at September 30, 2004.

         On August 27, 2004, the Company effected a 100 for 1 reverse common stock split. All share and per share information in the accompanying unaudited consolidated financial statements has been retroactively restated to reflect the reverse split.

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

                  Fair value based on recent cash offerings          $     0.50
                  Exercise price (lower of (a) or (b) above)               0.30
                                                                     ----------
                  Differential                                       $     0.20
                                                                     ----------

                  Total Shares (pre-split)                              450,000
                                                                     ----------

                  Fair value                                         $   90,000
                                                                     ==========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 108,000 options with a fixed exercise price of $3.68. The Amendment further

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

         defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee. In connection with the stock option exercises, the Company has 75,690 options remaining that can be exercised under the terms of the arrangement.

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

                  Total value of common stock                                     $    415,000
                  Divided by the fair value based on recent cash offering                 0.50
                                                                                  -------------

                  Equivalent shares                                                    830,000
                                                                                  -------------
                  Fair value based on recent cash offering                        $       0.50
                  Exercise price (lower of (a) or (b) above)                              0.25
                                                                                  -------------
                  Differential                                                            0.25
                  Total shares                                                         830,000
                                                                                  -------------

                  Fair value                                                      $    207,500
                                                                                  =============

         In connection with the May 2003 amendment to software license, the Company established the vesting dates as July 20, 2003, January 20, 2004, and July 20, 2004. The Company will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

         During the nine months ended September 30, 2004 and 2003, respectively, the Company has amortized and charged to operations $138,333 and $159,167 of the deferred license fees.

         (E) OFFERING COSTS - REGULATION "S" STOCK

         During 2003, the company entered into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 65% of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 35% of the gross proceeds. In certain cases, the broker's commissions have been adjusted to an amount different from the above stated formula. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital (see Note 12(C)).

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------


         (F) DEFERRED COMPENSATION

                  (I) ADVERTISING AGREEMENT

                  On May 19, 2004, the Company entered into a one-year agreement with a service provider to provide certain consulting services to the Company. Specifically, marketing for the Company's online gaming operations and increasing traffic to related online gaming websites.

                  The Company paid and issued 85,000 shares of common stock at a fair value of $2.50 per share aggregating $212,500. The services are being amortized ratably over the term of the agreement. As a result, the Company charged $70,833 to operations for nine months ended September 30, 2004 leaving a deferred compensation balance of $141,667 (See Note 12(C)).

                  (II) LEGAL AGREEMENT

                  On May 19, 2004, the Company entered into a one-year agreement with a service provider to provide certain legal and advisory services, including guiding the Company in structuring its corporate structure in connection with ongoing corporate transactions.

                  The Company paid and issued 30,000 shares of common stock at a fair value of $2.50 per share aggregating $75,000. The services are being amortized ratably over the term of the agreement. As a result, the Company charged $25,000 to operations for the nine months ended September 30, 2004 leaving a deferred compensation balance of $50,000 (See Note 12(C)).

                  Total deferred compensation at September 30, 2004 is $191,667.

         (G) DIVIDEND

         On September 22, 2004, AngelCiti issued a dividend of its Midas investment in non-marketable securities to its shareholders. For each share of AngelCiti stock held, all shareholders would receive on a one-for-one basis, shares in Midas. The Company issued 3,241,421 shares of its holdings in Midas on September 22, 2004. As a result of this transaction, the Company directly charged retained earnings $95,340 and credited its investment in Midas for $95,340. (See Note 3(B))

NOTE 13  RELATED PARTY TRANSACTIONS
-----------------------------------

On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti. (See Note 12(B) (i))

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------


On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock to two separate officers as compensation for past services. (See
Note 12(B)(i))

In July 2004, the Company acquired Midas in exchange for $125,000 and the contribution of certain online poker assets (see Note 3(A) and 14). At the time of the transaction, the president and director of Midas was the president of the Company.

On July 16, 2004, Midas acquired its sole wholly owned subsidiary, Creative Millennium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president. (See Note 3(A))

During the nine months ended September 30, 2004, the Company advanced $13,519 to Midas and its subsidiary for overhead expenses relating to advertising and marketing. (See Note 5)

During the nine months ended September 30, 2004, the Company's landlord, a related party, advanced working capital of $44,221 relating to corporate expenses paid on behalf of the Company. (See Note 11)

NOTE 14  COMBINATION OF ENTITIES UNDER COMMON CONTROL
-----------------------------------------------------

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

In July 2004, the Company acquired Midas in exchange for $125,000 and the contribution of certain online poker assets (see Note 3(A) and 13). At the time of the transaction, the president and director of Midas was the president of the Company.

NOTE 15  SOFTWARE CONCENTRATION
-------------------------------

The Company depends primarily on its licensed software product for its online gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE 16  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $453,837 and net cash used in operations of $140,849 for the nine months ended September 30, 2004 and an accumulated deficit of $2,006,986 at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The Company entered into a financing agreement with FinanzInvest, Ltd., which may provide a source of funding totaling $2,430,000 (see Note 12(B)(ii). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 17  SUBSEQUENT EVENTS
--------------------------

During the period from October 1, 2004 through October 29, 2004, the Company issued 188,105 shares of Regulation "S" stock. Proceeds from the issuance of common stock, net of related offering costs were $111,156.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINCNAIAL CONDITION AND RESULTS OF OPERATION

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. Quarterly reports that we have filed with the United States Securities and Exchange Commission ("SEC") for previous years have been presented comparing our operations on a consolidated basis with the operations of our operating subsidiary alone. This Report presents our consolidated operations on a year to year basis. On August 27, 2004, we effected a 100 for 1 reverse split of our common shares. All share and per share information contained in this Report has been retroactively restated to reflect the reverse split.

For the three and nine month periods ending September 30, 2004, we processed $7,461,184 and $27,786,951 in gaming transactions, respectively, as contrasted with gaming transactions of $10,536,663 and $43,255,602 for the same periods of last year. Despite the 29% and 36% decreases in three and nine month period processed gaming transactions, our net casino revenues decreased approximately 14.8% on a year to year basis for the three months ending September 30, 2004 and approximately 8.4% on a year to year basis for the nine month period ending September 30, 2004. While a lower dollar amount of transactions were processed on a year to year basis, our overall win percentage improved. This relationship is reflected in our net casino revenue to handle ratio, which increased to approximately 2.41% from 2.01% on a year to year basis for the three month period ending September 30, 2004 and increased markedly to 2.43% from 1.71% on a year to year basis for the nine month period ending September 30, 2004. Our revenues have been hurt by our ability to effectively market our client's on-line casinos. We feel that our inability to do so is attributable to the chilling effect that United States regulations may have on on-line search engines and other advertisers of online gaming play as well as our inability to attract and retain qualified marketing personnel. Additionally, we feel that the increasing popularity of on-line poker play is competing significantly with our operations. No assurance is given that we will be able to attract and retain effective marketing personnel or that the on-line casino whose operations we administer will attract new players. Even if we or they do so, the possible effects or threats of government regulation may continue to hurt our revenues and results of operations. While we are pleased with the nine month year to year growth in our net casino revenue to handle ratio, we can never be assured that such growth will continue.

Our revenues are generated as a result of an agreement that provides for our administration of the on-line casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. Pursuant to this agreement, we receive a fee based upon the revenue generated by the casino's on-line play. We, in turn, pay out a percentage of that fee to our software provider/licensor. We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

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

We have never operated at a profit. Despite the increase in our net casino revenue to handle ratio, our net casino revenue decreased to $180,092 and $676,187 for the three and nine month periods ending September 30, 2004 from $211,413 and $737,932 for the same periods of 2003. Despite the decrease in our net casino revenue, our operating losses decreased to $208,320 and $477,792 for the three and nine month periods ending September 30, 2004 from $334,388 and $841,976 for the same periods of last year as a result of the improved management of our ongoing expenses.

While our marketing, advertising and affiliate commission expenses decreased significantly to $218,820 for the nine month period ending September 30, 2004 from $359,074 for the same period of the prior year, our marketing, advertising and affiliate commission expense increased roughly 22% to $84,101 for the three month period ending September 30, 2004 from $68,637 for the same period of the prior year. The three month change reflects a decreased level of affiliate commissions that resulted from the loss of some of our more consistent affiliates as increased marketing expenses, which included the firing of a marketing manager in July of this year, intended to recoup lost affiliate driven business. No assurance is given that our increased marketing budget will result in increased on-line casino traffic or business.

Our rent expense decreased significantly to $1,802 and $5,188, respectively, for the three and nine month periods ending September 30, 2004 from $18,782 and $55,281, respectively, for the same periods of last year, reflecting the revised terms of our Sublease and Services Agreement with our Landlord.

Consulting fees decreased to $28,654 and $90,143 for the three and nine month periods ending September 30, 2004 from $50,000 and $150,000 for the same periods of last year. Consulting fees for the three and nine month period ending September 30, 2004 included fees of $5,000 per month paid to Lawrence Hartman, Chief Executive Officer of Omega Ventures, Inc. ("Omega"), which had formerly held a controlling interest in our securities and did not include consulting fees that had previously been paid in connection with financial consulting or investor relations. Mr. Hartman now renders services to us for a fee of $5,000 per month. We intend to continue to pay consulting fees to Mr. Hartman for services that he renders to us through the end of this calendar year and may continue to do so thereafter. The remainder of consulting fees incurred during the third quarter of this year were paid in connection with a marketing agreement that we had entered into. We are evaluating the services that have been rendered to us in connection with this agreement. In the event this agreement is not renewed, we will need to devote significant resources to alternative marketing efforts. As we are still dependent upon outside financing to remain in business, we may also retain the services of financial consultants in the future and pay them consulting fees for their services. However, we have no current plans to do so.

Our royalty and license fee expenses decreased to $119,166 for the three month period ending September 30, 2004 from $129,167 for the same period of last year. The decrease resulted from improved terms that we have negotiated with our software provider which require us to now make minimum monthly royalty payments of $10,000 rather than $20,000. These revised terms went into effect as of September of this year. The license expense incurred in the first three quarters of 2004 included the recognition of $138,333 of deferred license fees, respectively, that had been paid to our software licensor. We are no longer obligated to make additional license fee installments. As a result of the renegotiation of our royalty expense and elimination of our license fee, our royalty and license fee expenses should be significantly reduced in the future.

Worldwide, our wholly owned subsidiary, subleases office space pursuant to a Commercial Sublease and Services Agreement with Commercial LT Baroda, a company controlled by our two executive officers ("Baroda"). Pursuant to this agreement, Baroda allows us to utilize space in Canada and Costa Rica to house our servers, provides us with telephone, bandwidth, personnel, accounting, human resources, licensing and other services needed for us to sustain our business. While we feel that we would be able to find and lease substitute office space should such a need arise, it is unlikely that we would find a landlord willing to provide the space and services provided to us by Baroda. As a result, our operations are dependent upon the ongoing success and viability of Baroda.

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

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of on-line casinos. A Federal court case in Louisiana ruled that on-line casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November of 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit on-line gambling, which once again did not pass through Congress. A similar bill designed to make processing on-line gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and is expected to come to a full vote in the House. The United States Department of

Justice has expressed certain reservations regarding some of the language and provisions contained in the House Finance Committee Bill, which would still need to be reconciled with a related Senate Bill and subsequently signed by the President before it could become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict on-line gaming and there is a risk that governmental authorities could view on-line casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit on-line gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

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


LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. However, as of September 30, 2004, we had cash of $89,395, cash deposits of $91,680, receivables and amounts due from affiliates of $14,374, and investments in non-marketable securities of 335,906. While we had working capital of $399,598 at that date, a significant portion of our investments of $335,906 were illiquid. As of December 31, 2003, we had cash of $118,363 and had working capital of $23,590. Our cash position and net working capital resulted from the ongoing offshore sale of our securities as well as the reduction of our cash expenses. No assurance is given that we will be able to raise additional capital or maintain or reduce the level of our cash expenses in the future.

While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, we have raised $1,130,597 during the year ending December 31, 2003, net of commissions, pursuant to a Regulation S offering, during the course of which we sold 738,586 of our post split restricted common shares. From January 1, 2004 though September 30, 2004 we sold 972,934 of post split shares and raised net proceeds of $618,369, after deducting all broker commissions and/or concessions.

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

Until we can sufficiently grow our business operations and generate additional revenues, we will continue to be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding from the efforts of those parties with whom we have contracted. During the fourth calendar quarter of 2003, we entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provides for a credit facility of up to $2,430,000 that may be distributed in one or more draws. However, the Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds to us. Moreover, we cannot be certain that the lender has available funds to loan us. Our obligations under the Loan Agreement are to be secured by 49,020 shares of our Series B Convertible Preferred shares. Upon the uncured default of our obligations to this lender, these shares, if fully converted into our common shares, would represent and provide the lender with voting control of our management and of our business. As of the date of the Report, this financing facility and agreement are still in effect. However, we have not drawn any funds against this credit facility and no shares have been delivered to this lender as collateral.

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

We believe that we have sufficient cash on hand to remain in business over the next twelve month period. While we are hopeful that our on-line gaming operations will generate positive cash flow by year end, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

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

Each case sought unspecified damages. The matters alleged in the aforementioned lawsuits relate to Baroda and its activities rather to us and our activities. Our attorneys have filed motions to dismiss these matters, as the lawsuits do not allege any wrongdoing on our part. Despite the foregoing, we had accrued $12,500 in our financial statements and recorded the same as a reserve for settlement payable. As these litigation matters contain allegations involving facts attributable to Baroda, Baroda has agreed to reimburse us for this expense and all other related expenses associated with this litigation.

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

Item 2.  Changes in Securities.

On July 26, 2004, we declared a 1 for 100 reverse split of our common shares. This reverse split was effective as of August 27, 2004. The following discussion regarding the change in our securities relates to our post 1 for 100 reverse split shares.

On February 10, 2003, we initiated a Regulation "S" offering to sell our restricted common shares and have been sustaining our operations with the proceeds raised from the sale of these shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. Shares sold pursuant to this Regulation S offering as well as shares sold upon the exercise of certain options during the third quarter of 2004 are described below:

         On July 1, 2004, the Company issued 700 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,325.

         On July 2, 2004, the Company issued an aggregate of 44,606 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $13,949.

         On July 2, 2004, the Company issued 3,506 shares of common stock upon the exercise of stock options having a fair value of $12,974 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On July 7, 2004, the Company issued 4,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,535.

         On July 8, 2004, the Company issued an aggregate of 3,930 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,445.

         On July 19, 2004, the Company issued 14,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,153.

         On July 20, 2004, the Company issued 4,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,800.

         On July 21, 2004, the Company issued 5,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,356.

         On July 30, 2004, the Company issued 2,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,414.

         On August 3, 2004, the Company issued an aggregate of 25,136 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,649.

         On August 4, 2004, the Company issued 3,435 shares of common stock upon the exercise of stock options having a fair value of $12,710 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On August 4, 2004, the Company issued 2,250 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $552.

         On August 5, 2004, the Company issued an aggregate of 11,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,888.

         On August 9, 2004, the Company issued 5,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,767.

         On August 10, 2004, the Company issued 8,500 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,004.

         On August 11, 2004, the Company issued an aggregate of 9,500 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,350.

         On August 12, 2004, the Company issued 2,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $707.

         On August 13, 2004, the Company issued an aggregate of 11,500 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,323.

         On August 17, 2004, the Company issued an aggregate of 12,750 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,411.

         On August 18, 2004, the Company issued 1,530 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $625.

         On August 20, 2004, the Company issued an aggregate of 11,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,881.

         On August 23, 2004, the Company issued an aggregate of 13,500 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,771.

         On August 24, 2004, the Company issued an aggregate of 18,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,348.

         On August 25, 2004, the Company issued 5,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,767.

         On August 26, 2004, the Company issued an aggregate of 13,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,595.

         On August 27, 2004, the Company issued an aggregate of 13,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,334.

         On August 31, 2004, the Company issued an aggregate of 11,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,875.

         On September 1, 2004, the Company issued 1,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,474.

         On September 2, 2004, the Company issued 5,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,760.

         On September 3, 2004, the Company issued an aggregate of 10,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,786.

         On September 9, 2004, the Company issued an aggregate of 15,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,203.

         On September 14, 2004, the Company issued 1,750 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $357.

         On September 15, 2004, the Company issued 10,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,535.

         On September 17, 2004, the Company issued 5,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,590.

         On September 20, 2004, the Company issued an aggregate of 23,163 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,126.

         On September 22, 2004, the Company issued 204,004 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $35,833.

         As of September 30, 2004, proceeds of $41,943 for 230,697 of the foregoing Regulation S shares remain outstanding and are reflected in our financial statements as a subscription receivable.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other Information

As of April 15, 2004, we issued George Gutierrez and Dean Ward, our executive officers, 3,000 of our Series A Preferred shares each as partial compensation for past services rendered. On said date, Messrs. Gutierrez and Ward purchased the remainder of our issued and outstanding Series A Preferred shares from Omega, thereby giving Messrs. Gutierrez and Ward voting control of our company.

On June 9, 2004, we entered into an agreement with Fisher Transportation Services, Inc., n/k/a Midas Entertainment, Inc. ("Midas") to acquire an 85% ownership interest in Midas for $125,000 in cash. This transaction closed on July 16, 2004. Midas subsequently sold additional shares of its common stock, the result of which was to reduce our ownership interest to below 20% of its outstanding common shares. We made a $300,000 loan to a wholly-owned subsidiary of Midas. The loan was unsecured, bore interest at the rate of 10% per annum, and was convertible by us, at our option, into shares of Midas common stock. As of September 23, 2004, this loan and all accrued interest thereon, totaling $306,246, was converted into 3,600,000 shares of Midas common stock. On September 22, 2004 we distributed 3,241,579 of said shares to our shareholders as a dividend. Following the conversion of our loan to Midas and dividend distribution of Midas shares to our shareholders, we were left with 4,608,379 shares of Midas common stock.

On July 26, 2004, our directors and shareholders holding a majority of our outstanding securities approved a 1 for 100 reverse split of our common and preferred shares. This reverse split was effective as of August 27, 2004.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1.  Financial Statements of the Registrant are included under Part 1
             Item 1, hereof.

         2.  Financial Statement Schedules - None

         3.  Exhibits:

Exhibit No.                Description
-----------                -----------
   3.1      Articles of Incorporation, as amended*
   3.2      Bylaws, as amended**
   4.1      Common Stock Certificate*
  31.1      Rule 13a-14(a)/15d-14(a) Certification of George Guttierez
  31.2      Rule 13a-14(a)/15d-14(a) Certification of Dean Ward
  32.1 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2004.

** Incorporated by reference to our Form 10-SB12G filed with the U.S. Securities and Exchange Commission on April 4, 2000

         (b) Reports on Form 8-K

         Incorporated by reference.

         8-K   filed on September 3, 2004
         8-K   filed on September 29, 2004

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 19, 2004                By: /s/ George Gutierrez
                                        ------------------------
                                        George Gutierrez, CEO and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 19, 2004                By: /s/ George Gutierrez
                                        ------------------------
                                        George Gutierrez, CEO and Director



Date:  November 19, 2004                By: /s/ Dean Ward
                                        ------------------
                                        Dean Ward, CFO and Director