Form 10KSB
period 2004-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2005-04-05
CIK 1084122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM TO ________________ to __________________

                        COMMISSION FILE NUMBER 000-30213

                          ANGELCITI ENTERTAINMENT, INC.
                           --------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    NEVADA                                     52-2043569
        -------------------------------                    ------------------
        (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

9000 SHERIDAN STREET, SUITE 7, PEMBROKE PINES, FL                33204
-------------------------------------------------          ------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                  800-908-9574
                ----------------------------------------------
                ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.00025 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

The Registrant's revenue for the year ended December 31, 2004 was $863,454.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on December 31, 2004, is $1,600,652.

As of December 31, 2004, there were 31,926,151 shares of the Registrant's Common Stock, $.00025 par value per share, issued and 3,598,151 shares outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to AngelCiti Entertainment, Inc. and its subsidiaries ("AngelCiti"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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


ITEM 1.   DESCRIPTION OF BUSINESS.

Our company was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. Our name was subsequently changed to IChance International, Inc. ("IChance") on September 17, 2001 and then changed to AngelCiti Entertainment, Inc., as of January 20, 2003. On January 20, 2003, we acquired Worldwide Management, SA, a Costa Rica corporation ("Worldwide"), from a company now known as Omega Ventures, Inc. ("Omega"). Worldwide is the licensee of certain online gaming software. We purchased Worldwide in exchange for 21 million, or approximately 88%, of our common shares pursuant to the terms of a Share Exchange Agreement that we had entered into on November 7, 2003 (the "Share Exchange Agreement"). Omega exercised voting control over our management and business from that time through April of 2004. As of December 31, 2004, Omega owned approximately 1.28% of our issued and outstanding common shares. Voting control of our business and management is now controlled by Messrs. George Gutierrez and Dean Ward, our executive officers and directors, who collectively own 100% of our Series A preferred shares.

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

Equivest had owned and marketed several on-line casino URLS, whose on-line gaming business we administered. However, it has been determined that it is more cost effective to market and direct traffic to fewer web sites rather than to many sites. As a result, all URL's other than SharkCasino.com have been abandoned. While it is believed that Equivest will not lose the business of those players who gained access through the sites that had been abandoned, no assurance can be given that this will be the case. For the next twelve months we believe that our operations will be principally limited to the administration and facilitation of the online casino operations of Equivest.

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

We currently have the non-exclusive worldwide license to use, sublicense and exploit the RTG Software. The Montana Agreement requires us to pay a royalty fee to Montana as a percentage of our ongoing revenues, with a minimum monthly royalty payment of $10,000. Montana provides us with updates and innovations to their RTG Software technology, which eliminates our need to fund ongoing research and development expenses. The RTG Software allows on-line casino operators to offer games of chance to their players, including Blackjack, Craps, Video Poker, Roulette, Bingo, Poker, Baccarat, Let Em Ride, War, Red Dog and various forms of online slot machines, as well as other games that may be developed by RTG or Montana in the future. The RTG Software provides enhanced sound and graphics, allows real time interactivity within a user's own web browser, and provides access to an online casino through the use of a player's computer. Players have the option of: i) loading and playing casino games through their web browser with no downloading; or ii) downloading individual games or an online casino's entire web-site to achieve faster play. The RTG Software permits online casinos to offer odds in each game as would be expected from land based games of chance. Players have the opportunity to win or lose in any given game, on any given day, just as one wins or loses in any land based casino.

The RTG Software allows players to: i) play free of charge or open an account with our casino-customers; ii) fund their account with our casino-customers; and
iii) place their funds at risk by betting on the outcome of the casino games. For security purposes, wagering customers are required to provide certain personal and financial information, including a user name and password, in order to open an account. Additionally, all accounts are password protected. In order to make live wagers, players are required to purchase electronic cash from our customers by making one or more forms of cash payment into their account. We believe that the RTG Software offers players an entertaining, interactive real time playing experience, comparable to land based play that provides maximum security for Equivest and its patrons. We do not disclose or provide others with any personal or wagering information regarding those people who place bets with our customers.

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

Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software, the improved licensing terms that we have negotiated with RTG, and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we do not have any immediate plan to develop our own proprietary software. The incorporation of new sublicensed products into our operations could also require a significant amount of time and funding. We cannot be certain that we will ever have the staff or resources needed to do develop proprietary software or incorporate new sub-licensed products into our operations in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of Montana and the RTG Software.

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

We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to SharkCasino.com. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its SharkCasino.com website. The cessation of Equivest's on-line casino operations would eliminate our primary source of revenues.

Despite our reliance on one customer and one software product, we believe that we can fully implement our business plan and achieve profitability by administering Equivest's on-line casino business, for so long as Equivest is able to remain in business and expand its base of players and for so long as the RTG Software remains a viable product and its licensor continues to support it.

Our operations are controlled by company-owned computer servers that are located in the Kannawakee Reservation in Quebec, Canada. We regularly back up the data stored on our servers, but currently do not employ redundant servers to handle any interruption of primary server service. While the hosting of the casino sites that we administer and maintenance of our equipment is ultimately our responsibility, these services are provided by an entity controlled by our landlord, Commercial LT Baroda, SA ("Baroda"), pursuant to the terms of a Commercial Sublease and Services Agreement. We and Equivest conduct our respective operations under the gaming license and through other leasehold agreements of Baroda, which is primarily engaged in the online sports book industry. Baroda is controlled by our president, George Gutierrez, and had permitted us to defer payments that we owed it in connection with the Commercial Sublease and Service Agreement on an interest-free basis. The outstanding balance owed to Baroda had been paid in full as of January of 2004. However, Baroda continues to periodically advance payments on our behalf. We believe that our arrangement with Baroda, as a third party vendor for these services helps us minimize our ongoing payroll and administrative expenses. However, as the outsourcing of these services and utilization of licenses may spare our payroll and other expenses, we have become especially dependent upon the ongoing viability of Baroda. Should Baroda cease its operations, we could be forced to curtail or cease our operations.

Given the recent surge in the worldwide popularity of poker, we acquired a controlling interest in a publicly traded entity now known as Midas Entertainment, Inc. ("Midas") in June 2004, in exchange for $125,000 cash and certain poker-related software and other assets that we owned. As of December 31, 2004, we owned 4,608,579 or slightly less than 20% of the issued and outstanding shares of Midas common stock. Midas' common shares are traded on the OTC pink sheets. Midas sub-licenses online poker software and administers online poker websites.

In an effort to diversify, we entered into a definitive agreement on March 17, 2004 with Carib Gaming Ltd., a land-based casino operator doing business in the Turks and Caicos ("CGL") that provides for our acquisition of CGL. Closing of the acquisition is subject to the fulfillment of certain conditions, which may never be satisfied. As a result, no assurance is given that this transaction will ever close. Even if this transaction does close, no assurance is given that we will receive any financial benefit resulting from the acquisition or that our combined businesses will be profitable.

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

We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee. Both are expected to come to a full vote. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills and both the House and Senate bills need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

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

A Class Action complaint was recently filed in the Superior Court of the State of California against Google, Yahoo, Overture and numerous other on-line content companies for accepting and placing advertising for on-line gambling companies, seeking relief based upon the fact that these companies aided and abetted illegal activities under California law by accepting advertising fees and otherwise promoting such activities. The action is brought as a Private Attorney General Action seeking disgorgement of the advertising fees earned by such companies for the advertising, plus penalties. The listed plaintiffs included a gambler, who claims to have lost more than $100,000, Indian Tribes of California, who claimed they lost gambling revenues they would have otherwise earned, and the State of California, that lost taxation and other revenues they would have earned had such gambling activities occurred at the Indian Gambling locations in the State of California. We cannot predict the outcome of this matter. However, if search engines can no longer direct players to the sites that we administer, our results of operations would be significantly and adversely affected.

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

Both cases were dismissed with prejudice as against us during the second calendar quarter of 2004, as the alleged facts related to the activities of Baroda. Baroda has repaid us the legal expenses that we incurred in connection with these matters.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2002, we entered into a Share Exchange Agreement which provided for our purchase of Worldwide Management, Inc. for 21 million shares of our pre-split common stock. The matter was subject to a vote by and approval of our shareholders, which action was approved by holders of a majority of our common shares on November 5, 2002. The transaction closed on January 20, 2003. No matter was submitted to a vote of our security holders during the year ending December 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board. Our ticker symbol is AGCI.

The range of high and low bid prices for our common shares for each quarter of the last two calendar years was as follows:

                                         Low Bid       High Bid
                                         -------       --------
               1st Quarter 2003           $6.00         $11.00
               2ndQuarter 2003            $8.00         $23.00
               3rd Quarter 2003           $4.00         $14.50
               4th Quarter 2003           $4.50         $16.00

               1st Quarter 2004           $5.00         $ 9.60
               2ndQuarter 2004            $2.50         $ 7.80
               3rd Quarter 2004           $0.80         $ 2.80
               4th Quarter 2004           $0.50         $ 1.00

The foregoing stock prices have been adjusted to reflect all splits. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions


HOLDERS

As of December 31, 2004, there were 511 shareholders of our common stock. This number excludes the beneficial owners of shares held in "street" name or held through participants in depositories.

DIVIDEND POLICY

We have not paid any cash dividends to date. In September 2004 we issued a dividend of our Midas common shares to our shareholders, who received one share of Midas common stock for each share of our common stock that they owned. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business. In February 2005, we declared an additional dividend of our Midas common shares to our shareholders. Our shareholders received one share of Midas common stock for every five shares of our common stock that they owned. This dividend was payable to shareholders of record as of March 23, 2005.


RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2003, we initiated a Regulation "S" offering to sell our common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the year ending December 31, 2004 we sold 1,324,793, post-split common shares, realizing net proceeds of $691,148 after the payment of commissions and other remuneration. Shares sold pursuant to this Regulation S offering during the fourth quarter of 2004 are described below:

On October 6, 2004, we issued 27,500 shares at $.54 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,958.

On October 13, 2004, we issued 29,000 shares at $.57 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $16,657.

On October 14, 2004, we issued 58,000 shares at $.56 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $32,220.

On October 19, 2004, we issued 5,000 shares at $0.91 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,545.

On October 19, 2004, we issued 5,000 shares at $0.96 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,789.

On October 19, 2004, we issued 10,000 shares at $1.01 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,100.

On October 19, 2004, we issued 5,000 shares at $1.01 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,030.

On October 19, 2004, we issued 5,000 shares at $1.01 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,030.

On October 19, 2004, we issued 5,000 shares at $1.01 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,030.

On October 19, 2004, we issued 10,000 shares at $1.01 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,100.

On October 19, 2004, we issued 5,000 shares at $1.01 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,030.

On October 19, 2004, we issued 10,000 shares at $0.40 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,975.

On October 20, 2004, we issued 25,000 shares at $.50 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,495.

On October 20, 2004, the Company issued 30,289 shares at $.11 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 3,456.

On October 29, 2004, the Company issued 82,941 shares at $.10 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,702.

On November 4, 2004, the Company issued 6,000 shares at $.53 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,195.

On November 4, 2004, the Company issued 2,500 shares at $.81 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,019.

On November 10, 2004, the Company issued 26,000 shares at $.38 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,996.

On November 22, 2004, the Company issued 44,000 shares at $.37 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $16,195.

On December 6, 2004, the Company issued 15,000 shares at $.09 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,383.

On December 7, 2004, the Company issued 28,328,000 shares to a lender as collateral for a loan. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS AND PLAN OF OPERATION

We purchased all of the outstanding shares of Worldwide Management, SA ("Worldwide"), an administrator of on-line casinos, in January of 2003. Worldwide commenced its operations in May of 2002.

We had processed $36,377,217 in gaming transactions and $863,454 in net casino revenues during the year ending December 31, 2004 as contrasted with $54,530,867 in gaming transactions and $1,007,427 in net casino revenues during the same period of the prior year. This represented a 33.3% decrease in year-to-year gaming transactions and a 14.3% decrease in year-to-year net casino revenues. The decrease in gaming transactions and net casino revenues are attributable to competition that we face from on line poker play, the adverse effects of U.S. governmental regulation on online gaming in general, the attention that management has spent to its efforts to develop Midas and to pursue synergistic acquisitions, as well as our failure to fill key marketing posts during most of the year ending December 31, 2004. On a year-to-year basis, our net casino revenues decreased at a lower rate than our processed gaming transactions, as our relationship of revenue to handle increased to approximately 2.37% for the year ending December 31, 2004 from approximately 1.85% for the year ending December 31, 2003. We cannot be certain that we will be able to maintain or improve the relationship between our revenue to handle and must ultimately process a higher level of gaming transactions to reach a level of profitability. No assurance is given that we will ever be able to do so, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

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

We have never operated at a profit. However, the operating losses of $724,605 that we suffered during the year ending December 31, 2004 represented a 28.5% decrease from the operating losses of $1,013,312 that we suffered for the same period of the prior year, despite the fact that our net casino revenues decreased 14.3% during the course of the same period.

Despite our decreased revenues, our reduced operating losses were attributed to our efforts to control our ongoing expenses. Our royalty and license fee expenses decreased to $340,429 for the year ending December 31, 2004 from $364,983 for the same period of the prior year. This decrease was attributable, in part, to the fact that we have not been amortizing licensing fees since the third calendar quarter of 2004. As of July 2004, the license fee of $297,500 had been fully amortized. Marketing, Advertising and Affiliate Commission Expenses decreased to $293,609 for the year ended December 31, 2004 from $439,686 for the same period of the prior year. This decrease was attributable, in part, to the fact that we had not employed a marketing director for most of the year ending December 31, 2004 and had not pursued any significant marketing strategies.

In January 2005, we hired a new Director of Casino Operation in an effort to generate new online business and revenues. We have also expanded our marketing budget and have developed and employed a new marketing strategy designed to attract marketing affiliates to direct new online gaming traffic to the website we administer. Therefore, we anticipate that recent trends showing reduced marketing expenditures will be reversed. While the initial results of these efforts appear promising and despite the fact that we are devoting a greater portion of our budget towards our marketing efforts, no assurance can be given that these efforts will result in increased traffic or additional revenues.

Consulting and Investor Relation fees decreased to $148,989 for the year ending December 31, 2004 from $343,855 for the same period of the prior year. This decrease was attributable to the elimination of our Investor Relations program in 2004 and the paring down of our consulting fees, which had for the most part been paid for financing related efforts.

Our Amortization and Depreciation and Bad Debt Expenses have decreased to $77,213 for the year ending December 31, 2004 from $126,365 for the same period of the prior year. This decrease is attributable, in part, to the improved management of our receivables and the fact that we are no longer amortizing the expense of our gaming software.

Despite the management of our expenses, we need to process a greater number of gaming transactions, improve our net casino and other revenues, or raise additional financing to sustain our operations. We are hopeful that our new Director of Casino Operations will implement programs that allow us to successfully grow our business and revenues, although no assurance is given that he will be able to do so.

In an effort to take advantage of our perceived worldwide popularity of online poker, we entered into and consummated a purchase agreement with an unrelated third party to acquire an 85% interest in Fischer Transportation Services, Inc., an inactive public shell ("FTSI"), for a cash payment of $125,000 and the contribution of certain online poker related assets. The transaction closed in July 2004 and FTSI changed its name to Midas Entertainment, Inc. ("Midas"). Midas is publicly traded and sublicenses online poker software and administers online poker websites. At the time Midas commenced operations, we owned slightly less than 20% of its issued and outstanding common shares. Midas' common shares are currently traded in the OTC pink sheets. George Gutierrez and Dean Ward, who serve as our directors and executive officers, also serve as directors and executive officers of Midas. As of December 31, 2004, we owned 4,608,579 shares of Midas common stock. Notwithstanding the foregoing, the market for Midas common stock is highly illiquid and the Midas shares that we own are restricted, as that term is defined under the Securities Act of 1933, as amended. No assurance is given that Midas will successfully implement its business plan or that we will realize any proceeds upon the sale of our Midas shares.

While we continue to suffer losses, we remain dependent upon outside financing to remain in business. Towards this end, we have sold 1,323,368 of our common shares pursuant to a regulation S offering during the year ending December 31, 2004 and have raised net proceeds of $691,148. On January 4, 2005 we received an advance of $300,000 pursuant to a Loan and Security Agreement with an unrelated third party lender.

Serious concerns do currently exist regarding our present overall financial position. While we generate revenue, they are insufficient to sustain our operations and we are dependent upon our ongoing financing and other efforts to remain a viable business.

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

We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee. Both are expected to come to a full vote. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills and both the House and Senate bills need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

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

A Class Action complaint was recently filed in the Superior Court of the State of California against Google, Yahoo, Overture and numerous other on-line content companies for accepting and placing advertising for on-line gambling companies, seeking relief based upon the fact that these companies aided and abetted illegal activities under California law by accepting advertising fees and otherwise promoting such activities. The action is brought as a Private Attorney General Action seeking disgorgement of the advertising fees earned by such companies for the advertising, plus penalties. The listed plaintiffs included a gambler, who claims to have lost more than $100,000, Indian Tribes of California, who claimed they lost gambling revenues they would have otherwise earned, and the State of California, that lost taxation and other revenues they would have earned had such gambling activities occurred at the Indian Gambling locations in the State of California. We cannot predict the outcome of this matter. However, if search engines can no longer direct players to the sites that we administer, our results of operations would be significantly and adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. However, as of December 31, 2004, we had cash of $166,440 and had working capital of $326,470 at that date. Our cash position resulted from the ongoing offshore sale of our securities. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates and others to remain in business. Towards this end, we have raised $691,148 during the 2004 calendar year, net of commissions, pursuant to a Regulation S offering, during the course of which we sold 1,324,793 of our post split restricted common shares. On January 4, 2005 we received an advance of $300,000 pursuant to a Loan and Security Agreement (the "Loan Agreement") from an unrelated third party lender.

Our auditors have raised substantial doubt about our ability to continue as a going concern. During the year ending December 31, 2004 we had a net loss of $700,344 and had net cash used in operations of $246,658. Our ability to continue as a going concern will be dependent on our ability to generate additional revenues, raise additional capital or liquidate all or a portion of our investment in non-marketable securities. Towards this end, we have been selling our common shares pursuant to our ongoing regulation S offering and have, as of January 2005, received partial funding pursuant to an existing $2,430,000 credit facility. We are seeking to expand our revenues and processed gaming transactions by expanding our marketing budget, employing improved marketing affiliate programs and by hiring more qualified marketing staff. We are seeking to acquire a land based casino based in the Turks and Caicos in an effort to diversify our business and expand our asset base. However, we cannot be certain that we will be able to continually sell our common shares at terms that are attractive to us and cannot be certain that we will be able to make further draws against our lending facility as the agreement with our lender is on a "best efforts basis". We cannot be certain that our expanded marketing budget and new marketing initiatives will lead to increased business or revenues and we cannot be certain that the proposed acquisition of the Turks and Caicos land based casino will close or generate cash flow or profits if it does so. We may never be able to liquidate our investment in non-marketable securities at terms that are favorable to us or at all. If we cannot generate sufficient cash flow from operations or from the sale of investment securities or raise additional debt or equity proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We believe that we have sufficient cash on hand to remain in business over the next six month period. While we are hopeful that our online gaming operations will generate positive cash flow by the second half of 2005, we cannot be certain that we can do so within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of Non-cash Capital Stock Issuances. We value our stock transactions based upon the fair value of the equity instruments used in the particular transaction. Various methods can be used to determine the fair value of the equity instrument. We may use the fair value, the quoted market price or the contemporaneous cash sale price of the stock based consideration. Each of these methods may produce a different result. We use the method that most appropriately reflects the value of the transaction to us. If a difference method was used it could impact the expense, deferred stock and equity stock accounts.

Income Taxes. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carry-forwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely.

Valuation of Investment in Non-Marketable Securities. We have determined our investment in Midas' common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "The Equity Method of Accounting for investments in Common Stock" ("APB 18"). However, we are currently carrying this investment as a current asset due to the likelihood and expectation that these shares, or a portion thereof, could be sold by us within the next twelve months. While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our current assets and investment in non-marketable securities-related party-at cost account.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear on pages F-1 to F-27.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                    Age        Title (1)
----------------        ---        --------------------------------------
George Gutierrez        40         CEO, President and Director
Dean Ward               39         CFO, Treasurer, Secretary and Director

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

Mr. Ward has served as our chief financial officer, secretary, treasurer and director since January 20, 2003. He has served as the treasurer of Baroda since April of 1998. Mr. Ward handles the day-to-day money management and accounting functions for Baroda. From January of 2001 through March of 2002, he also served as President of Capital Holdings Group Worldwide Limited ("Capital"), an investment group, handling its day-to-day operations. Capital was and continues to be a stockholder of Omega.


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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, or the absence of the same, and on representations that reports required to be filed have been filed, Lemco Holdings, Ltd. ("Lemco") has not filed its Forms 3, 4 and/or 5 in a timely manner. Lemco has been made aware of its delinquencies and has advised us that they are in the process of filing appropriate documentation with the Securities and Exchange Commission.

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

CODE OF ETHICS

As of February 18, 2005, we have adopted a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is attached to this Report as an exhibit. We will provide to any person, without charge, a copy of our Code of Ethics then in effect, upon written request to us in writing at out corporate address.

INDEMNIFICATION AND LIMITS OF LIABILITY

Our Articles of Incorporation, as amended, limit the personal liability of our officers and directors from the claims of the Company or our shareholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer provided, however, that such liability is not limited for acts or omissions involving intentional misconduct, fraud or a knowing violation of the law, or the payment of dividends in violation of Section 78.300, Nevada Revised Statutes. Moreover, no such indemnification is permitted if it would be contrary to applicable law, as a matter of public policy, or if contrary to federal or state securities laws.

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


The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:


NAME AND                                    ANNUAL COMPENSATION                 LONG TERM COMPENSATION
PRINCIPAL POSITION            YEAR     SALARY     BONUS      OTHER(1)      STOCK      SAR's    LTIP  OTHER(1)
------------------            ----     ------     -----      --------      -----      -----    ----  --------
Brian Hurley-CEO, CFO         2001   $ 163,000   $   0.00   $   0.00     $  0.00     $  0.00    $  0.00   $  0.00
    and secretary             2002   $    0.00   $   0.00   $   0.00     $  0.00     $  0.00    $  0.00   $  0.00
Georgios Polyhron-            2002   $    0.00   $   0.00   $ 11,320(2)  $  0.00     $  0.00    $  0.00   $  0.00
opoulos-CEO/president
George Gutierrez-CEO
   and president              2003   $    0.00   $   0.00   $   0.00     $  0.00     $  0.00    $  0.00   $  0.00
Dean Ward-Vice
   President/CFO, Secretary
   and Treasurer              2003   $    0.00   $   0.00   $   0.00     $  0.00     $  0.00    $  0.00   $  0.00
George Gutierrez-CEO
   and president              2004   $    0.00   $   0.00   $ 20,000(3)  $  0.00     $  0.00    $  0.00   $  0.00
Dean Ward-Vice
   President/CFO, Secretary
   and Treasurer              2004   $    0.00   $   0.00   $ 20,000(3)  $  0.00     $  0.00    $  0.00   $  0.00
                              -----------------------------------------------------------------------------------

(1)  We do not currently have any employee incentive stock option plan.
(2) Represents $11,320 of management fees paid to Mr. Polyhronopoulos during 2002.
(3) Consideration was paid in the form of 6,000 shares of our Series A preferred shares issued to Mr. Gutierrez and 6,000 shares of our Series A preferred shares issued to Mr. Ward, as compensation for past services.

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

The following table sets forth certain information as of December 31, 2004 with respect to shares of our voting securities owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.

Title of               Name and Address of                              Amount of          Percent
Class                  Beneficial Owner                                 Shares(4)         of Class(4)
-----------------      ---------------------------                      ---------         ----------
Common stock           George Gutierrez
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204                         30,712(1)            0.85%

Common Stock           Dean Ward
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204                         20,765(2)            0.58%

Common Stock           Corinth IV Eirl
                       70 East Sunrise Highway, #415
                       Valley Stream, NY 11581                         312,000               8.67%

Common Stock           Worldwide Entertainment, Inc.
                       Apartado 10455-1000
                       San Jose, Costa Rica                            312,000               8.67%

Common Stock           Omega Ventures(5)
                       9000 Sheridan Street, #8
                       Pembroke Pines, FL 33024                        408,139              11.34%

Common Stock           Lawrence Hartman (5)(6)
                       9000 Sheridan Street, #8
                       Pembroke Pines, FL 33024                        408,139              11.34%

Common Stock           Visionet Ltda.
                       Apartado 10546-1000
                       San Jose, Costa Rica                            312,000               8.67%

Common Stock           All Executive Officers
                       and Directors as a Group
                       (2 people)                                       51,477(1)(2)         1.43%

Preferred Stock,    George Gutierrez
Series A               9000 Sheridan Street
                       Pembroke Pines, FL 33204                         10,000(3)           50.00%


Preferred Stock,    Dean Ward
Series A               9000 Sheridan Street
                       Pembroke Pines, FL 33204                         10,000(3)           50.00%

---------
(1) Mr. Gutierrez is a control person of Kailuamana, SA. Kailuamana owns 30,712 of our common shares.
(2) Mr. Ward is a control person of Wye & Walsay, Ltd. ("Wye"), which owns 20,765 million of our common shares.
(3) Messrs. Gutierrez and Ward each own 10,000 of our Series A preferred shares. The voting rights associated with each share of Series A preferred are equivalent of the voting rights of 20,000 of our common shares. The preferred shares provide Messrs. Gutierrez and Ward with voting control of our management and business.
(4) Does not include 26,000,000 common shares held by Lemco Holdings, Ltd. ("Lemco"), that had been issued to Lemco as collateral in connection with the Loan and Security Agreement. These shares must be returned to us by Lemco in the event we commit no event of default under the Loan Agreement and repay our loan and accrued interest thereon to Lemco. These shares have been reflected in our financial statements as issued but not outstanding and are not reflected in the foregoing table as we believe their inclusion would be misleading. Had these shares been included in the foregoing table, Lemco would be shown owning approximately 81.44% of our outstanding common shares.
(5)  Lawrence Hartman is a control person of Omega.
(6) The percentage ownership of Omega and Lawrence Hartman shown above does not reflect shares currently issued to Lemco. After taking into account the 26,000,000 of our common shares issued to Lemco, Omega and Lawrence Hartman would each own less than 1.28% of our issued common shares. Nothing contained herein should be construed as our belief that Omega or Lawrence Hartman are subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, or the rules promulgated thereunder.

CHANGES IN CONTROL

In April of 2004, Omega, our former controlling shareholder, entered into a stock purchase agreement with Messrs. Gutierrez and Ward, our directors and executive officers, whereby Messrs. Gutierrez and Ward purchased all of our 14,000 issued and outstanding Series A Preferred Shares for $200,000 in cash and the surrender of 1,000,000 shares of Omega common stock. In April of 2004, we issued Messrs. Gutierrez and Ward an additional 6,000 Series A preferred shares in consideration for past services rendered to us. The voting rights of each Series A preferred share are equivalent to the voting rights of 20,000 of our common shares. As a result of these transactions, Messrs. Gutierrez and Ward acquired rights to vote 400,000,000 of our shares and assumed voting control of our management and business.

During the fourth calendar quarter of 2003, we entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provided for a credit facility of up to $2,430,000 that could be distributed to us under certain circumstances in one or more draws. The Loan Agreement was entered into on a best-efforts basis and the lender was not obligated to advance any funds to us. In January 2005, the lender advanced $300,000 to us in connection with this loan facility. Our obligations under the Loan Agreement were originally secured by our issuance to the Lender of 50,220 Series B Convertible Preferred Shares. The lender took possession of these shares in December 2004, converted 12,555 of the Series B convertible preferred shares into 28,328,000 of our common shares, and retained the remaining 37,665 Series B convertible preferred shares. The remaining Series B convertible preferred shares would have been convertible into 753,000,000 of our common shares. Upon conversion, the lender would have attained voting control of our management and company. However, said shares were never converted and in February 2005, we amended the financing agreement with our lender whereby all of the 37,665 Series B convertible preferred shares were surrendered to us. Repayment of the loan is now secured solely by 28,328,000 of our common shares. These shares are deemed issued but not outstanding. The Loan Agreement, by its terms, had originally prohibited us from issuing any additional shares, including those that we have been issuing pursuant to our Regulation S offering, without the lender's consent. The lender has waived this prohibition verbally, but has not, as of the date of this Report, done so in writing. The Loan Agreement subjects us to certain affirmative and negative covenants, which if violated, would give rise to a default under the Loan Agreement. The lender has agreed not to vote the shares that it has received to secure repayment and to waive its rights to any dividends for so long as we have not committed an event of default that has not been cured following our receipt of notice of such default. As of the date of this Report, we have not received notice of any default from the lender in connection with the Loan Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2004, we acquired Midas in exchange for the cash payment of $125,000 and the contribution of certain online poker assets. At the time of the transaction, our president, George Gutierrez, was also president of Midas. As of the date of this Report, Mr. Gutierrez remains the president of Midas.

In July 2004, we received a $300,000 face value one year convertible debenture from Midas in exchange for a cash payment of $300,000. Interest on the debenture accrued at the rate of 10% per annum. In September of 2004, the $300,000 of principal and $6,246 of accrued interest was converted by us into 3,600,000 Midas common shares. We and Midas are under the common control of George Gutierrez.

During the year ending December 31, 2004, we advanced $27,002 to Midas and its subsidiary for expenses relating to overhead and marketing.

In April of 2004, we issued Messrs. Gutierrez and Ward an aggregate of 6,000 Series A preferred shares in consideration for past services rendered to us, valued at $20,000. Following this transaction, Messrs. Gutierrez and Ward owned an aggregate of 20,000 of our Series A preferred shares and assumed voting control of our management and business.

On September 30, 2003, we acquired 100% First National Consulting Inc., a Belize corporation that had been processing the gaming transactions that we had administered ("FNC"), from our president, George Gutierrez, in exchange for nominal consideration. Mr. Gutierrez continues to serve as the president of FNC.

During the year ended December 31, 2003, Omega forgave $85,362 of inter-company accounts receivable due from us. However, at December 31, 2003, Omega owed us $9,078 for funds advanced to pay certain professional fees. This balance was repaid in 2004. In May of 2003, Omega contributed computer equipment to us that we use to house our gaming software. This equipment had net book value of $17,937 at that date. Omega was our controlling shareholder up through April 2004.

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

Our president, George Gutierrez, is a control person of Baroda, our landlord. Worldwide, our wholly owned subsidiary, has entered into a Commercial Sublease and Service agreement with Baroda (the "Sublease") that requires Worldwide to, among other things, pay Baroda no more than base rent of $6,000 per month, $2,000 per month for phone service, bandwidth usage at the rate of $12,000 per month, general accounting services at a rate of $2,500 per month, human resources services at a rate of $1,500 per month, as well as employment service usage on an as-needed basis at rates ranging from $900 per month to $3,000 per month Baroda had permitted us to defer payments due under the Sublease. During the year ending December 31, 2003, we repaid Baroda $301,446 of deferred Sublease payments, leaving a year-end balance of $4,435 which was repaid in full in January of 2004. Following our relocation to smaller space in Costa Rica, our base rent payable to Baroda was reduced to $400.00 per month. Assuming our employment service usage does not materially increase, our ongoing monthly payments to Baroda should be less than the monthly amounts we had paid during the course of 2003. However, no assurance is given that this will be the case.

Additionally, Worldwide paid Baroda a fee of $12,500 per month for the months December 2002, January 2003 and February 2003 for marketing services rendered to us, designed to draw betting traffic to Equivest URL's, pursuant to the terms of a written agreement that expired on October 31, 2003. This agreement was not renewed. During the year ending December 31, 2004, Baroda advanced working capital of $78,905 on our behalf to pay for certain of our corporate expenses. As of the end of the year our outstanding balance due Baroda was $83,339.

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

         2. Financial Statement Schedules - None

         3. Exhibits:

Exhibit No.     Description
-----------     -------------------
  3.1           Articles of Incorporation, as amended
  3.2           Bylaws, as amended*
  4.1           Common Stock Certificate*
 10.1           Loan Agreement, as amended
 14.1           Code of Ethics
 21.1           Subsidiaries
 31.1           Rule 13a-14(a)/15d-14(a) Certification of George Gutierrez
 31.2           Rule 13a-14(a)/15d-14(a) Certification of Dean Ward
 32.1           Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Form 10-SB12G filed with the US Securities and Exchange Commission on April 4, 2000

Reports on Form 8-K

Form 8-K filed on December 21, 2004

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We were billed for and paid our current auditors, Salberg & Company $45,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2004 calendar year. We were billed for and paid our current auditors, Salberg & Company $77,000 for professional services rendered by said auditor for the audit of our annual financial statements for the 2003 calendar year.

Audit-Related Fees. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2004 and 2003 calendar year, respectively.

Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2004 and December 31, 2003.

All Other Fees. We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar years ending December 31, 2004 and December 31, 2003

Audit Committee Pre-Approval Polices. We do not have an audit committee. As such, we have no audit committee pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ANGELCITI ENTERTAINMENT, INC.


Date:  April 4, 2005                     By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 4, 2005                     By: /s/ George Gutierrez
                                             ----------------------------------
                                             George Gutierrez, CEO and Director


Date:  April 4, 2005                     By: /s/ Dean Ward
                                             -----------------------------------
                                             Dean Ward, CFO and Director

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES



                                    Contents
                                    --------

                                                                    Page(s)
                                                                    -------
Report of Independent Registered Public Accounting Firm                1

Consolidated Balance Sheet                                             2

Consolidated Statements of Operations                                  3

Consolidated Statement of Changes in Stockholders' Equity              4

Consolidated Statements of Cash Flows                                  5

Notes to Consolidated Financial Statements                            6-27

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of:
    AngelCiti Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of AngelCiti Entertainment, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of AngelCiti Entertainment, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has a net loss of $ 700,344 and net cash used in operations of $246,658 for the year ended December 31, 2004, and an accumulated deficit of $2,253,492 at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 21, 2005

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                -----------------

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                                   $    166,440
  Accounts receivable                                                             766
  Due from affiliates                                                          27,002
  Prepaid                                                                       3,500
  Investment in non-marketable securities - related party - at cost           335,906
                                                                         ------------
TOTAL CURRENT ASSETS                                                          533,614
                                                                         ------------
OTHER CURRENT ASSETS
  Deposits                                                                        905
                                                                         ------------
TOTAL OTHER CURRENT ASSETS                                                        905
                                                                         ------------
PROPERTY AND EQUIPMENT, NET                                                    24,372
                                                                         ------------
TOTAL ASSETS                                                             $    558,891
                                                                         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                       $     64,254
  Loan payable - related party                                                 83,339
  Accrued royalty payable                                                      31,916
  Customer deposits                                                            19,807
  Payouts due                                                                   2,987
  Payroll taxes payable                                                         4,841
                                                                         ------------
TOTAL CURRENT LIABILITIES                                                     207,144
                                                                         ------------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                             20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                               --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      31,926,151 shares issued, 3,598,151 and outstanding                       7,982
  Additional paid-in capital                                               16,881,029
  Accumulated deficit                                                      (2,253,492)
                                                                         ------------
                                                                           14,635,539
  Less:  Deferred Compensation                                               (119,792)
  Less:  Deferred Expenses                                                (14,164,000)
                                                                         ------------
TOTAL STOCKHOLDERS' EQUITY                                                    351,747
                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    558,891
                                                                         ============

          See accompanying notes to consolidated financial statements.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                      2004           2003
                                                  -----------    -----------
CASINO REVENUES, NET                              $   863,454    $ 1,007,427
                                                  -----------    -----------

OPERATING EXPENSES
Amortization and Depreciation                           7,300         18,293
Affiliate Commission                                  115,311        194,037
Bad debts                                              69,913        108,072
Consulting                                            148,989        293,855
Royalty                                               202,096        205,816
Marketing                                              35,775        208,028
Advertising                                           142,523         37,621
Legal & Professional fees                             153,364        117,478
Rent                                                    7,236         66,390
License Fee                                           138,333        159,167
Investor relations                                         --         50,000
Settlement Expense                                         --         12,500
Provision for uncollectible stock subscriptions        27,380             --
General and Administrative                            539,839        549,482
                                                  -----------    -----------
TOTAL OPERATING EXPENSES                            1,588,059      2,020,739
                                                  -----------    -----------
LOSS FROM OPERATIONS                                 (724,605)    (1,013,312)
                                                  -----------    -----------
OTHER INCOME (EXPENSE)
Interest income                                         6,959            655
Other income                                           17,302         10,167
Interest expense                                           --         (2,449)
Other expenses                                             --        (49,960)
                                                  -----------    -----------
TOTAL OTHER INCOME (EXPENSE), NET                      24,261        (41,587)
                                                  -----------    -----------
NET LOSS                                             (700,344)    (1,054,899)
                                                  ===========    ===========
NET LOSS PER SHARE - BASIC AND DILUTED                  (0.25)         (0.49)
                                                  ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
           DURING THE YEAR - BASIC AND DILUTED      2,819,080      2,142,219
                                                  ===========    ===========



          See accompanying notes to consolidated financial statements.
                                       3

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
             Consolidated Statement of Changes in Stockholders' Equity
            For the years ended December 31, 2004 and December 31, 2003

                                     PREFERRED STOCK
                                         SERIES A              COMMON STOCK      ADDITIONAL                  DEFERRED
                                 --------------------    ---------------------    PAID - IN     ACCUMULATED   LICENSED  SUBSCRIPTION
                                  SHARES      AMOUNT       SHARES       AMOUNT     CAPITAL        DEFICIT       FEE      RECEIVABLE
                                 --------    --------    ----------    -------    ----------   -----------   ---------     --------
Balance,  December 31, 2002            --          --     5,040,000      1,260       322,240      (402,909)   (297,500)          --

Deemed issuance
  to shareholders                      --          --       681,600        170          (170)           --          --           --

Recapitalization -
  net equity                           --          --            --         --       (27,730)           --          --           --

Stock issued for cash,
  net of offering costs                --          --       738,587        185     1,157,131            --          --      (26,719)

Cancellation and
  contribution of
  common stock                         --          --          (160)        --            --            --          --           --

Stock issued for
  services                             --          --        24,000          6        39,994            --          --           --

Stock options exercised
  in connection with
  accrued royalty
  payment to software
  vendor                               --          --        18,192          5        64,730            --          --           --

Amortization of deferred
  license fee                          --          --            --         --            --            --     159,167           --

Transfer-in of computer
  equipment from parent                --          --            --         --        17,937            --          --           --

Exchange of common stock
  for preferred stock              14,000          14    (4,360,000)    (1,090)        1,076            --          --           --

Parent forgiveness of debt             --          --            --         --        85,362            --          --           --

Net loss, 2003                         --          --            --         --            --    (1,054,899)        --            --
                                 --------    --------    ----------    -------    ----------   -----------   ---------     --------

Balance,
  December 31, 2003                14,000          14     2,142,219        536     1,660,570    (1,457,808)   (138,333)     (26,719)

Preferred Stock
  Issued for Services               6,000           6            --         --        19,994            --          --           --

Common Stock Issued
  for Services                         --          --       115,000         29       287,471            --          --           --

Stock issued for cash,
  net of offering costs                --          --     1,323,368        331       691,478            --          --         (661)

Stock issued as fee for
  obtaining loan                       --          --    28,328,000      7,082    14,156,918            --          --           --

Stock options exercised
  in connection with
  accrued royalty
  payment to software
  vendor                               --          --        17,564          4        64,598            --          --           --

Amortization of deferred
  license fee                          --          --            --         --            --            --     138,333           --

Amortization of deferred
  consulting services                  --          --            --         --            --            --          --           --

Provision for uncollectible
  stock subscriptions
 receivable                            --          --            --         --            --            --          --       27,380

Dividend                               --          --            --         --            --       (95,340)         --           --

Net Loss, 2004                         --          --            --         --            --      (700,344)         --           --
                                 --------    --------    ----------    -------    ----------   -----------   ---------     --------
BALANCE,
  DECEMBER 31, 2004                20,000    $     20    31,926,151      7,982   $16,881,029   $(2,253,492)  $      --           --
                                 ========    ========    ==========    =======   ===========   ===========   =========     ========


[RESTUBBED]

                                   DEFERRED      DEFERRED
                                 COMPENSATION    EXPENSES        TOTAL
                                 ------------   ----------     ----------
Balance,  December 31, 2002                --          --        (376,909)

Deemed issuance
  to shareholders                          --          --              --

Recapitalization -
  net equity                               --          --         (27,730)

Stock issued for cash,
  net of offering costs                    --          --       1,130,597

Cancellation and
  contribution of
  common stock                             --          --              --

Stock issued for
  services                                 --          --          40,000

Stock options exercised
  in connection with
  accrued royalty                          --          --
  payment to software
  vendor                        -          --          --          64,735

Amortization of deferred
  license fee                   -          --          --         159,167

Transfer-in of computer
  equipment from parent                    --          --          17,937

Exchange of common stock
  for preferred stock                      --          --              --

Parent forgiveness of debt                 --          --          85,362

 et loss, 2003                             --                  (1,054,899)
                               --  ----------   ---------     -----------

Balance,
  December 31, 2003                        --          --          38,260

Preferred Stock
  Issued for Services                      --          --          20,000

Common Stock Issued
  for Services                       (287,500)                         --

Stock issued for cash,
  net of offering costs                    --                     691,148

Stock issued as fee for
  obtaining loan                           --   (14,164,000)           --

Stock options exercised
  in connection with
  accrued royalty
  payment to software
  vendor                                   --          --          64,602

Amortization of deferred
  license fee                              --          --         138,333

Amortization of deferred
  consulting services                 167,708          --         167,708

Provision for uncollectible
  stock subscriptions
 receivable                                --          --          27,380

Dividend                                   --          --         (95,340)

Net Loss, 2004                             --          --        (700,344)
                             --  ------------  ------------   -----------
BALANCE,
  DECEMBER 31, 2004              $   (119,792) $(14,164,000)      351,747
                             ==  ============  ============   ===========


           See Accompanying Notes to Consolidatd Financial Statements.

                ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                   -------------------------------------

                                                                                 Year ended December 31,
                                                                              ----------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
Cash Flows from Operating Activities:
Net loss                                                                      $   (700,344)   $ (1,054,899)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Amortization                                                                            --          15,026
Depreciation                                                                         7,300           3,267
Bad debts                                                                           69,913         108,072
Amortization of stock based deferred expenses                                           --          40,000
Recognition of deferred license fee                                                138,333         159,167
Recognition of deferred compensation                                               167,708              --
Preferred stock issued for services                                                 20,000              --
Provision for uncollectible stock subscriptions                                     27,380              --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                              (61,601)       (112,075)
  Accrued interest receivable                                                       (6,246)             --
  Prepaid and other assets                                                           4,032          (7,532)
Increase (decrease) in:
  Accounts payable                                                                  48,148         101,116
  Accounts payable - related party                                                      --              --
  Accrued royalty payable                                                           75,467          54,552
  Accrued interest payable                                                            (639)            639
  Customer deposits and payouts due                                                (23,457)         (6,283)
  Payroll taxes payable                                                               (152)         (2,564)
  Settlement payable                                                               (12,500)         12,500
                                                                              ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                             (246,658)       (689,014)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Midas                                                             (125,000)             --
  Deposits                                                                            (905)             --
  Related party loan repayment (disbursement)                                       18,549         (18,549)
  Disbursement to related party in exchange for convertible note receivable       (300,000)             --
  Disbursement to related party                                                    (27,002)             --
  Cash acquired from acquisition                                                        --              75
  Acquisition of vehicle                                                           (17,000)             --
                                                                              ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                             (451,358)        (18,474)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock - net of offering costs                   691,148       1,130,597
  Proceeds from loan payable - related party                                        78,905           4,435
  Proceeds (payments) from note payable                                            (23,960)         23,960
  Repayment of loan payable - parent                                                    --         (48,423)
  Repayment of loan payable - related party                                             --        (301,446)
                                                                              ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          746,093         809,123
                                                                              ------------    ------------

Net Increase in Cash                                                          $     48,077    $    101,635

Cash at Beginning of Year                                                          118,363          16,728
                                                                              ------------    ------------

CASH AT END OF YEAR                                                           $    166,440    $    118,363
                                                                              ============    ============

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                                  $         --    $      1,810
                                                                              ============    ============
    Taxes                                                                     $         --    $         --
Supplemental Disclosure of Non-cash Investing and Financing Activities
    Settlement of convertible note receivable in exchange for
 Midas common stock (See Note 2(B)                                                 306,246    $         --
                                                                              ============    ============
    Royalty payable settled by issuance of stock options (See Note 7 (B))     $     64,602    $     64,735
                                                                              ============    ============
    Issuance of contingently returnable shares (See Note 10(B) (ii))          $ 14,160,000    $         --
                                                                              ============    ============
    Dividend paid to AngelCiti shareholders of Midas common stock
    (See Note 1$(G))                                                          $     95,340    $         --
                                                                              ============    ============
    Receipt of contributed equipment from parent                              $         --    $     17,937
                                                                              ============    ============
    Parent forgiveness of debt                                                $         --    $     85,362
                                                                              ============    ============

           See Accompanying Notes to Consolidatd Financial Statements.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         AngelCiti Entertainment, Inc. ("the Company") is a software licensor and administers software-based games of chance through the Internet. The Company uses state-of-the-art casino gaming under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding online gaming operations (see Note 6(B)).

         AngelCiti Entertainment, Inc.'s Subsidiaries, Worldwide Management S.A. D/B/A Worldwide Capital Holdings ("Worldwide"), was incorporated in Costa Rica in 2002, and acquired by AngelCiti Entertainment, Inc. (f/k/a iChance International, Inc.) on January 20, 2003. On January 20, 2003, iChance International, Inc. changed its name to AngelCiti Entertainment, Inc. The transaction was accounted for as a recapitalization of Worldwide (see Note 10(A)). AngelCiti Entertainment Inc. acquired First National Consulting Inc. ("FNC"), a Belize Corporation and a related party in September 2003 (see Note 12). AngelCiti Entertainment, Inc. and its subsidiaries, herein after will be collectively referred to as the "Company."

         On April 15, 2004, the Company's former controlling entity, Omega Ventures, Inc. ("Omega") entered into a stock purchase agreement with two separate officers of AngelCiti Entertainment, Inc. ("AngelCiti"). Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of AngelCiti from Omega to these two separate officers (see Note 11).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly owned Subsidiaries, Worldwide Management S.A., a Cost Rica corporation, ("Worldwide") and First National Consulting Inc., a Belize corporation ("FNC") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In addition, the Company held over 50% interest in Midas Entertainment, Inc. ("Midas") and its wholly-owned subsidiary, Creative Millennium Ventures, S.A. ("Creative") from July 16, 2004 to July 27, 2004, however, Midas was inactive during that period and the results of operations were not material therefore it has not been consolidated for the 12 day period. (See Notes 2(A) and 11)

         (C) USE OF ESTIMATES

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the years presented. Actual results may differ from these estimates.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         Significant estimates during 2004 and 2003 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on accounts receivable, amortization period on prepaid license fees, depreciable lives on equipment and valuation of stock based compensation.

         (D) CASH AND CASH EQUIVALENTS

         For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E) NON-MARKETABLE SECURITIES

         Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). The Company is currently carrying this investment as a current asset due to the likelihood and expectation of liquidating the investment within the next twelve months.

         The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the years ended December 31, 2004 and 2003.

         (F) PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

         (G) LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the years ended December 31, 2004 and 2003, there were no impairment losses charged to operations.

         (H) STOCK-BASED COMPENSATION

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. There were stock options exercised in connection with the settlement of accrued royalties payable. See discussion at Notes 7(B) and 10(C).

         (I) REVENUE RECOGNITION

         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

         Additionally, the Company follows the AICPA's guidance on revenue recognition for casinos; casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. The value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $36,377,217 and $54,530,867 for the years ended December 31, 2004 and 2003, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.37% and 1.85% for the years ended December 31, 2004 and 2003, respectively.

         (J) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2004 and 2003 were $142,523 and $37,621, respectively.

         (K) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

         The Company holds approximately 4,608,579 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at December 31, 2004 (less than 20% of the outstanding shares) having a cost basis of $335,906. All Midas shares are currently being treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at December 31, 2004. (See Note 2(A))

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         (L) INCOME TAXES

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

         (M) NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. For fiscal years 2004 and 2003 that have net loss, basic and diluted EPS are the same since all common stock equivalents were anti dilutive. At December 31, 2004, there were 28,328,000 shares of common stock that are considered dilutive securities outstanding. These shares are contingently returnable. The contingent shares are not included in the computation of Basic EPS. In December 2004, the Company issued those 28,328,000 shares in order to obtain a loan (see Notes 10 (B) (ii) and 15).

         (N) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts receivable - related party, investments in non-marketable securities, accounts payable, and loan payable - related party, approximate fair value due to the relatively short period to maturity for these instruments.

         (O) RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

         (P) RECLASSIFICATIONS

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

NOTE 2 INVESTMENT - NON-MARKETABLE SECURITIES - RELATED PARTY AND CONVERSION OF CONVERTIBLE PROMISSORY NOTE RECEIVABLE - MIDAS

         (A) INVESTMENT - NON-MARKETABLE SECURITIES - RELATED PARTY

         On June 9, 2004, the Company entered into a purchase agreement with an unrelated third party to purchase an 85% ownership interest in Fischer Transportation Services, Inc. ("FTSI") an inactive public shell, for $125,000 and the contribution of certain online poker assets from Worldwide. The $125,000 was designated to be held in escrow until the transaction had closed. Concurrent with the purchase agreement, the sole officer and director of FTSI appointed AngelCiti's president as president and sole director of FTSI and the seller resigned as sole director and officer of FTSI.

         On June 9, 2004, the FTSI changed its name to Midas Entertainment, Inc. ("Midas").

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         On July 16, 2004, the sale formally closed and control was transferred. Additionally, the Company received 4,250,000 shares of common stock in Midas representing the then 85% ownership interest (see Note 2(B)). The Company had a greater than 50% ownership in Midas for the period from July 16, 2004 through July 27, 2004.

         On July 16, 2004, Midas acquired its sole wholly-owned subsidiary, Creative Millenium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president (see Note 11). In exchange for the contribution of Creative and all of its assets, the affiliate of AngelCiti's president received 750,000 shares of common stock in Midas (15% ownership at the date of contribution). Creative became an operating subsidiary of Midas, which holds the online poker assets, received from Worldwide and all other assets contributed by the affiliate of AngelCiti's president.

         At December 31, 2004, the Company's ownership in Midas and its wholly owned subsidiary Creative, decreased below 20%. As a result, the Company will account for its investment in Midas from July 16, 2004 using the cost method since the periods where over 20% was not material.

         There is no impact on the Company's financial position, results of operations or liquidity for the year ended December 31, 2004 since both consolidation and equity method accounting were not applicable due to no activity occurring in Midas until a point in time in which the investment in Midas had fallen below 20%.

         (B) ISSUANCE AND CONVERSION OF CONVERTIBLE PROMISSORY NOTE RECEIVABLE - MIDAS

         On July 16, 2004, the Company issued a 10%, convertible promissory note receivable with a stated amount of $300,000 (see note 11) in exchange for a loan disbursement of $300,000 to Midas. The note receivable was scheduled to mature on July 16, 2005. At the option of the holder, $300 of principal could be converted for 10,000 shares of Midas. On September 23, 2004, all principal of $300,000 plus related accrued interest receivable of $6,246 was converted in full to 3,600,000 shares of Midas common stock. The 3,600,000 shares are being carried at original cost of $306,246.

         For the years ended December 31, 2004 and 2003, the Company recognized $6,246 and $0, respectively of interest income related to the convertible promissory note receivable.

         On September 22, 2004, AngelCiti issued a dividend of its Midas investment in non-marketable securities to its shareholders. For each share of AngelCiti stock held, all shareholders would receive on a one-for-one basis, shares in Midas. The Company issued 3,241,421 common shares of its holdings in Midas on September 22, 2004. (See Note 10(F))

         Activity relating to Midas stock during the year ended December 31, 2004 was as follows:

         Shares acquired in Midas (4,250,000 shares)
            (See Note 2(A))                                      $  125,000
         Dividend shares paid to AngelCiti shareholders
            (3,241,421 shares)                                      (95,340)
         Conversion of convertible promissory note receivable
            (3,600,000 shares)                                      306,246
                                                                 ----------
         Balance at December 31, 2004                            $  335,906
                                                                 ==========

         At December 31, 2004, the Company holds 4,608,579 shares of Midas common stock.

         The composition of non-marketable securities at December 31, 2004 is as follows:

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

                                  Cost         Fair Value        Unrealized Gain
                               -----------    -------------      ---------------
         Common stock          $   335,906    $     335,906      $            --
                               ===========    =============      ===============

         There was no investment income or expense for the years ended December 31, 2004 and 2003, respectively.

NOTE 3   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of December 31, 2004.

During the years ended December 31, 2004 and 2003, the Company recorded a bad debt expense for the holdback of $69,913 and $108,072, respectively.

         Accounts receivable at December 31, 2004 was as follows:

          Accounts receivable - other               $     766
          Accounts receivable                         177,534
          Allowance for chargebacks                  (177,534)
                                                    ---------
          ACCOUNTS RECEIVABLE, NET                  $     766
                                                    =========

NOTE 4 DUE FROM AFFILIATE

During the year ended December 31, 2004, the Company advanced $27,002 to Midas and its wholly owned subsidiary for overhead expenses relating to advertising and marketing. The advances were non-interest bearing, unsecured and due on demand. Midas is a related party since its president is also the president of the Company. (See Note 11)

NOTE 5 PROPERTY AND EQUIPMENT

In July 2004, the Company purchased a vehicle for $17,000.

Property and Equipment at December 31, 2004 is as follows:

         Computer equipment                                $  28,000
         Vehicle                                              17,000
         Less: accumulated depreciation                      (20,628)
                                                           ---------
                                                           $  24,372
                                                           =========

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

Depreciation expense for the years ended December 31, 2004 and 2003 were $7,300 and $3,267, respectively.

NOTE 6 COMMITMENTS AND CONTINGENCIES

         (A) COMMITMENTS

         On January 20, 2003, ("effective date"), the Company entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of December 31, 2004, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one-year periods on each annual anniversary of the effective date unless it is sooner terminated. As of December 31, 2004, Equivest was not owed any fees under the terms of its agreement with the Company.

         (B) CONTINGENCIES

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent the Company's sole source of revenues, such regulations can and do have a material effect on the Company's operations. Moreover, given the nature of the Company's operations, the Company may be directly subject to such regulation as well. In recognition of the foregoing, the Company's servers have been relocated to the Kahnawake Reservation in Quebec, Canada, where the Company feels the regulatory environment is more favorable to the Company's operations.

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

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

         A Class Action complaint was filed in the Superior Court of the State of California against Google, Yahoo, Overture and numerous other online content companies for accepting and placing advertising for online gambling companies, seeking relief based upon the fact that these companies aided and abetted illegal activities under California law by accepting advertising promoting such activities. The action is brought as a Private Attorney General Action seeking disgorgement of the advertising fees earned by such companies for the advertising, plus penalties and the listed plaintiffs include a gambler who claims to have lost in excess of $100,000, Indian Tribes of California who claim they lost out on gambling revenues they would have otherwise earned but for the online gambling activities that took away from their revenues and the State of California that lost out on taxation and other revenues they would have earned had such gambling activities occurred at the Indian Gambling locations in the State of California.

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

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

NOTE 7   ACCRUED ROYALTY PAYABLE

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of December 31, 2004, the Company had accrued $31,916 as an accrued royalty payable.

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

         Effective September 2004, the Company reached an oral agreement with its software licensor to amend the minimum monthly royalty payment from $20,000 to $10,000. During the year ended December 31, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $3.68 per share. During the year ended December 31, 2004, the Company issued 17,564 shares of common stock having a fair value of $64,602 (see Note 10(I)) in connection with this agreement to pay accrued royalty fees upon the exercise of these stock options. The software licensor has 35,756 options available for future exercises.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         During years ended December 31, 2004 and 2003, the Company incurred a royalty expense of $202,096 and $205,816, respectively.

NOTE 8   CUSTOMER DEPOSITS AND PAYOUTS DUE

         (A) CUSTOMER DEPOSITS

         During the year ended December 31, 2004, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 8(B)) or recognized as earned revenues (see Note 1(C)). At December 31, 2004, the Company had customer deposits on hand of $19,807.

         (B) PAYOUTS DUE

         During the year ended December 31, 2004, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see Note 8(A)). At December 31, 2004, the Company had payouts due of $2,987.

NOTE 9   LOAN PAYABLE - RELATED PARTY

During the year ended December 31, 2004, the Company's landlord, a related party, advanced working capital of $78,904 relating to corporate expenses paid on behalf of the Company. The loan balance was $83,339 at December 31, 2004. The loan advances were non-interest bearing, unsecured, and due on demand (see Note
11).

NOTE 10 STOCKHOLDERS' EQUITY

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

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

                  On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 3,200,000 shares of its common stock held by its former parent to the treasury. The shares returned were accounted for at cost.

                  On August 15, 2003, the Company issued 2,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 1,160,000 shares of its common stock held by its former parent to the treasury. The shares returned were accounted for at cost.

                  As a result of the exchange, the Company recorded a debit to common stock for $1,090, a credit to preferred stock for $14 and a credit to additional paid-in capital for $1,076.

                  On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock to two separate officers as compensation for past services. As there was no objective evidence of value for the Series A, preferred shares, the Company valued the transaction at the estimated value of services received totaling $20,000. This compensation is included as a component of general and administrative expenses along with other compensation. (See Note 11)

                  On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $.05 for aggregate consideration of $50,000. Total consideration was $250,000 (See Note 11).

                  As of December 31, 2004, the Company had 20,000 shares of Series A, preferred stock issued and outstanding.

                  (ii) SERIES B - CONVERTIBLE AND NON-VOTING

                  On February 26, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value. Under

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

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

                  In November 2003, the Company entered into a letter of intent with FinanzInvest, Ltd. ("FIL") in which 50,220 shares of Series B, Convertible Preferred stock was issued into escrow. In February 2005, all shares of Series B, Convertible Preferred stock were returned from escrow. These shares were never considered issued and outstanding for purposes of computing Basic EPS or Diluted EPS.

                  On December 7, 2004, FIL assigned its rights pursuant to a Loan and Security Agreement initially entered into between the FIL and the Company to Lemco Holdings, Inc. ("LH").

                  As of December 31, 2004, the Company had not yet drawn down any funds pursuant to the agreement. The following is a summary of the terms of the new financing agreement:

                  o        Promissory Note Date: Date of 1st draw (January 4,
                           2005) (See Note 16)

                  o Closing: 1st date at which funds are advanced by lender to the Company. This closing was established on January 4, 2005 in connection with the first advance of $300,000. (See Note 16)

                  o Amount of Credit Facility: $2,430,000. $300,000 was advanced in January 2005 (see Note 16).

                  o        Term: 5 years

                  o Collateral: 28,328,000 shares of common stock. These shares have been transferred to LH and are freely tradable. The shares were issued in December 2004. Upon the repayment of the loan advance plus any related accrued interest, the shares are required to be returned to the Company. (See Note 1(M)).

                  o Preferred Stock, Series B: In connection with the advance of $300,000 and issuance of 28,328,000 shares of common stock, all preferred stock, Series B shares were cancelled.

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

                  o Company shall pay lender a single fee of 10% of the outstanding balance owed to the lender.

                  o Security Interest: Lender has been granted first priority lien and security interest in the collateral.

                  o Possession and Control of Collateral: The lender, or its designee or transferee shall have possession of the Collateral. The 28,328,000 shares are freely tradable.

         (C) COMMON STOCK ISSUANCES

         On February 10, 2003, the Company initiated a Regulation "S" offering.

         On March 4, 2003, the Company entered into a six-month financial consulting agreement with Marlin International to provide business and financial consulting services. Under the terms of the agreement, Marlin received a fee of $110,000 upon execution of the agreement. Marlin also received 24,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement had a fair value of $1.67 per share totaling $40,000 based on the recent cash offering price at that time. In addition, Marlin would be entitled to a percentage of all amounts raised under debt or equity arrangements. At December 31, 2003, the $110,000 fee had been paid in full.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         During 2003, the Company issued 738,587 shares of Regulation "S" stock for net proceeds of $1,157,316. Net proceeds of $1,157,316 less stock subscriptions receivable of $26,719 equal the value of $1,130,597 relating to common stock issued during the year ended December 31, 2003.

         During 2003, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 18,192 shares of common stock having an exercise price and fair value of $64,735.

         On May 19, 2004, the Company issued 85,000 shares of common stock at $2.50 for consulting services having a fair value of $212,500. The basis for valuation of the shares issued is based on the quoted closing trading price of the Company's common stock. (See Note 10(E) (i)). The expense is defined and amortized over the one-year agreement term.

         On May 19, 2004, the Company issued 30,000 shares of common stock at $2.50 for legal services having a fair value of $75,000. The basis for valuation of the shares issued is based on the quoted closing trading price of the Company's common stock (see Note 10(E) (ii)). The expense is defined and amortized over the one-year agreement term.

         During the year ended December 31, 2004, the Company issued 1,323,368 shares of Regulation "S" stock. Pursuant to the Regulation "S" offering, the Company received proceeds for the sale of common stock based on the closing bid price at the date of issue times a floor price of $0.24 per share multiplied by a factor of 20.45%. During 2004, the Company, at its discretion waived the floor price in connection with the exercise price per share amount. During the year ended December 31, 2004, all Regulation "S" stock issuances had an exercise price ranging from $0.01 to $0.80 per share. Proceeds from the issuance of common stock, net of related offering costs were $691,148. The Company paid related broker commissions (See Note 10(D)).

         During the year ended December 31, 2004, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 17,564 shares of common stock having a fixed exercise price of $3.68 and fair value of $64,602 (see Notes 7(B) and 10(D)). The Company received oral notification from the software vendor that they did not intend to exercise any more options to satisfy amounts due under the terms of the royalty agreement and related amounts due as minimum monthly royalty payments.

         On August 27, 2004, the Company affected a one for one-hundred reverse common stock split. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse split.

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

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
                                                                 ===========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee. In connection with the stock option exercises, the Company has 75,690 options remaining that can be exercised under the terms of the arrangement.

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

            Total value of common stock                               $ 415,000
            Divided by the fair value based on recent cash offering        0.50
                                                                      ---------

            Equivalent shares                                           830,000
                                                                      ---------
            Fair value based on recent cash offering                  $    0.50
            Exercise price (lower of (a) or (b) above)                     0.25
                                                                      ---------
            Differential                                                   0.25
            Total shares                                                830,000
                                                                      ---------

            Fair value                                                $ 207,500
                                                                      =========

         In connection with the May 2003 amendment to software license, the Company established the vesting dates as July 20, 2003, January 20, 2004, and July 20, 2004. The Company will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         During the years ended December 31, 2004 and 2003, the Company had amortized and charged to operations $138,333 and $159,167 of the deferred license fees, respectively. As of December 31, 2004, all deferred license fees totaling $297,500 are fully amortized.

         (E) OFFERING COSTS - REGULATION "S" STOCK

         During 2003, the company entered into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 65% of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 35% of the gross proceeds. In certain cases, the broker's commissions have been adjusted to an amount different from the above stated formula. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid-in capital (see Note 10(C)).

         (F) DEFERRED COMPENSATION

                  (I)      ADVERTISING AGREEMENT

                  On May 19, 2004, the Company entered into a one-year agreement with a service provider to provide certain consulting services to the Company. Specifically, marketing for the Company's online gaming operations and increasing traffic to related online gaming websites.

                  The Company paid and issued 85,000 shares of common stock at a fair value of $2.50 per share aggregating $212,500. The services are being amortized ratably over the term of the agreement. As a result, the Company charged $123,958 to operations for year ended December 31, 2004 leaving a deferred compensation balance of $88,542 (See Note 10(C)).

                  (II)     LEGAL AGREEMENT

                  On May 19, 2004, the Company entered into a one-year agreement with a service provider to provide certain legal and advisory services, including guiding the Company in structuring its corporate structure in connection with ongoing corporate transactions.

                  The Company paid and issued 30,000 shares of common stock at a fair value of $2.50 per share aggregating $75,000. The services are being amortized ratably over the term of the agreement. As a result, the Company charged $43,750 to operations for the year ended December 31, 2004 leaving a deferred compensation balance of $31,250 (See Note 10(C)).

                  Total amount charged to expense for the years ended December 31, 2004 and 2003 was $167,708 and $0, respectively.

                  Total deferred compensation at December 31, 2004 is $119,792.

         (G) DIVIDEND

         On September 22, 2004, AngelCiti issued a dividend of its Midas investment in non-marketable securities to its shareholders. For each share of AngelCiti stock held, all shareholders would receive on a one-for-one basis, shares in Midas. The Company issued 3,241,421 shares of its holdings in Midas on September 22, 2004. As a result of this transaction, the Company directly charged retained earnings $95,340 and credited its investment in Midas for $95,340. (See Note 2(B))

         (H) STOCK SUBSCRIPTION RECEIVABLE

         During the year ended December 2004, the Company received $195,461 on a stock subscription receivable. The balance of $27,380 for stock subscriptions receivable was deemed uncollectible. As a result, the Company charged operations for $27,380. There is no balance due to the Company for stock subscriptions receivable as of December 31, 2004.

         (I) DEFERRED EXPENSES

         On December 7, 2004, in connection with the funding agreement with LH as previously discussed above, 28,328,000 shares of the Company's common stock was issued. The shares are contingently returnable. The shares of common stock were valued at the quoted closing trading price on the date of grant at $0.50 per share. The shares have a fair value of $14,164,000. These shares are recorded with a charge to deferred expenses (contra equity).

         If there is a material default on the loan repayment as discussed above in note 10(B) (ii), then the contingency would be deemed to have been resolved. At that time, a charge to the statement of operations would occur. Management expects to fully repay the funds borrowed pursuant to the financing agreement in 2005, and consequently, management expects to receive the return of all previously issued 28,328,000 shares.

         (J) DEBT FORGIVENESS

         In connection with the January 20, 2003 recapitalization and for the year ended December 31, 2003, the Company's former parent (Omega Ventures, Inc.) forgave $85,362 of intercompany accounts receivable from its subsidiary (AngelCiti Entertainment, Inc.). Upon reliance on the guidance of APB No. 26, "Early Extinguishment of Debt", the Company reflected this as contributed capital with a reduction in its intercompany accounts payable balance and an offsetting credit to additional paid in capital.

         (K) CONTRIBUTED EQUIPMENT

         On May 20, 2003, the Company's former parent transferred computer equipment to the Company, which houses the Company's gaming software having a net book value of $17,937. For financial accounting purposes, the transaction was recorded by the Company as contributed capital of $17,937. The computer equipment will be amortized over the remaining estimated useful life of the asset.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

         (L) CONTRIBUTED SHARES

         On May 29, 2003, the Company cancelled 160 shares of common stock pursuant to a shareholder request. Under the terms of the request, certain shares were turned into the transfer agent and an amount of 160 shares less than the total turned in were reallocated to three separate shareholders. The fair value of these shares was $0 based on the par value adjusted for all corporate stock splits. For financial accounting purposes, the transaction was treated as a contribution of capital from a shareholder. The Company debited common stock and credited additional paid in capital for $0, respectively.

NOTE 11 RELATED PARTY TRANSACTIONS

On May 20, 2003, the Company's former parent contributed computer equipment, which houses the Company's gaming software having a net book value of $17,937.

The sole director, officer, and shareholder of First National Consulting, Inc. ("FNC") was the Company's President (see Note 12).

During the year ended December 31, 2003, the Company's former parent (Omega Ventures, Inc.) forgave $85,362 of intercompany accounts receivable from its subsidiary (AngelCiti Entertainment, Inc.) (See Note 10(J))

On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti.

On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock to two separate officers as compensation for past services. (See
Note 10(B) (i))

In July 2004, the Company acquired Midas in exchange for $125,000 and the contribution of certain online poker assets (see Note 2(A)). At the time of the transaction, the president and director of Midas was the president of the Company.

On July 16, 2004, Midas acquired its sole wholly owned subsidiary, Creative Millennium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president. (See Note 2(A))

During the year ended December 31, 2004, the Company advanced $27,002 to Midas and its subsidiary for overhead expenses relating to advertising and marketing. (See Note 4)

During the year ended December 31, 2004, the Company's landlord, a related party, advanced working capital of $78,904 relating to corporate expenses paid on behalf of the Company. (See Note 9)

NOTE 12 COMBINATION OF ENTITIES UNDER COMMON CONTROL

On September 30, 2003, the Company acquired FNC in exchange for nominal consideration. At the time of the transaction, the sole director, officer, and shareholder of FNC was the Company's President. The acquisition was accounted for as a combination of entities under common control at historical cost.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

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

NOTE 13 CONCENTRATIONS

The Company depends primarily on its licensed software product for its online gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

The Company has a concentration of revenues (see Note 6(A)).

NOTE 14 INCOME TAXES

There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's consolidated net losses.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2004 and 2003, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                    2004            2003
                                                 ----------      ----------
Computed "expected" tax expense (benefit)        $ (238,117)     $ (358,666)
Change in valuation allowance                       238,117         358,666
                                                 ----------      ----------
                                                 $       --      $       --
                                                 ==========      ==========

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2004 are as follows:

Deferred tax assets:
Bad debt expense                                     $   23,770
Net operating loss carryforward                         654,125
                                                     ----------
Total gross deferred tax assets                         677,895
Less valuation allowance                               (677,895)
                                                     ----------
Net deferred tax assets                              $       --
                                                     ==========

The Company has a net operating loss carryforward of approximately $1,923,897 available to offset future taxable income expiring 2024. Utilization of this loss may be limited due to the change in control, which occurred in January 2003 (See Note 10 (A)).

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                -----------------

The valuation allowance at December 31, 2003 was $439,778. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $238,117.

NOTE 15 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $700,344 and net cash used in operations of $246,658 for the year ended December 31, 2004 and an accumulated deficit of $2,253,492 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The Company entered into a financing agreement with LH, which may provide a source of funding totaling $2,430,000 (see Notes 10(B) (ii) and 16). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS

On January 4, 2005, the Company received an advance of $300,000 pursuant to the Loan and Security agreement with LH (see Notes 10(B) (ii) and 14).

On February 1, 2005, the Company entered into an amendment to its Loan and Security agreement with Golden Cornerstone Holdings and Lemco Holdings, Inc., this amendment also serves as an amendment of the Loan and Security Agreement between the Company and FIL, of which Golden Cornerstone ("GH") and LH are assignees of FIL's interests as Lenders (see Note 10(B) (ii)).

On February 22, 2005, the Company announced a dividend of one share of Midas Entertainment Inc. for each five shares of common stock owned by the shareholder. The stock record date is March 23, 2005 with an issue date of March 25, 2005.

On March 17, 2005, a definitive Agreement was signed to acquire Carib Gaming Ltd, a land based casino in the Turks and Caicos Islands. As of the date of this report, the acquisition has not closed. The exact terms of the agreement are still being negotiated.