Form 10QSB
period 2005-03-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2005-05-23
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2005

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

         N/A

As of March 31, 2005, there were 32,224,471 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format  Yes [ ] No [x]

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES



                                    Contents


                                                                     Page(s)
                                                                     -------
Consolidated Balance Sheet (Unaudited)                                  2

Consolidated Statements of Operations (Unaudited)                       3

Consolidated Statements of Cash Flows (Unaudited)                       4

Notes to Consolidated Financial Statements (Unaudited)                 5-16

                 AngelCiti Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2005
                                    Unaudited

                                     ASSETS

Current Assets
  Cash                                                             $    396,781
  Accounts receivable, net                                                1,900
  Due from affiliate                                                        563
  Prepaid and other                                                       4,587
  Investment in non-marketable securities -
    related party - at cost                                             285,868
                                                                   ------------
Total Current Assets                                                    689,699
                                                                   ------------

Other Current Assets
  Deposits                                                                2,210
                                                                   ------------
Total Other Current Assets                                                2,210
                                                                   ------------

Fixed Assets, net                                                        22,122
                                                                   ------------

Total Assets                                                       $    714,031
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $     59,086
  Loans payable - related party                                         316,838
  Accrued interest - related party                                        4,696
  Accrued royalty payable                                                33,780
  Customer deposits                                                      15,175
  Payouts due                                                             8,708
  Accrued stock payable                                                  19,823
  Payroll taxes payable                                                   2,133
                                                                   ------------
Total Current Liabilities                                               460,239
                                                                   ------------
Commitments and Contingencies (Note 6)

Stockholders' Equity
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                       20
  Convertible preferred stock, Series B, $0.001 par value,
      100,000 shares authorized, none issued and
      outstanding                                                          --
  Common stock, $0.00025 par value, 300,000,000 shares
      authorized 32,224,471 shares issued and outstanding                 8,056
  Common stock issuable, $0.00025 par value                                   4
  Additional paid-in capital                                         17,003,580
  Accumulated deficit                                                (2,540,951)
                                                                   ------------
                                                                     14,470,709
                                                                   ------------
  Less:  Deferred Compensation                                          (47,917)
  Less:  Deferred Expenses                                          (14,164,000)
  Less:  Stock subscription receivable (5,000 shares)                    (5,000)
                                                                   ------------
Total Stockholders' Equity                                              253,792
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    714,031
                                                                   ============

                 AngelCiti Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                       2005            2004
                                                   ------------    ------------

Casino Revenues, net                               $    167,409    $    314,122
                                                   ------------    ------------

Operating Expenses
Depreciation                                              2,250           1,400
Affiliate Commission                                     33,599          41,758
Bad debts                                                 8,391          35,201
Consulting                                               76,839          15,000
Royalty                                                  32,185          60,962
Marketing                                                 6,000            --
Advertising                                              86,625          13,190
Legal & Professional fees                                33,803          45,150
Rent                                                      2,201           1,685
License Fee                                                --            69,167
General and Administrative                              119,262         129,958
                                                   ------------    ------------
Total Operating Expenses                                401,155         413,471
                                                   ------------    ------------

Loss from Operations                                   (233,746)        (99,349)
                                                   ------------    ------------

Other Income (Expense)
Interest income                                              16             366
Other income                                              1,005           1,375
Interest expense                                         (4,696)            (80)
                                                   ------------    ------------
Total Other Income (Expense), net                        (3,675)          1,661
                                                   ------------    ------------

Net Loss                                           $   (237,421)   $    (97,688)
                                                   ============    ============

Net Loss Per Share - Basic and Diluted             $      (0.01)   $      (0.04)
                                                   ============    ============

Weighted average number of shares outstanding
           during the period - basic and diluted     31,972,023       2,275,746
                                                   ============    ============

                 AngelCiti Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                            2005         2004
                                                         ---------    ---------
Cash Flows from Operating Activities:
Net loss                                                 $(237,421)   $ (97,688)
Adjustments to reconcile net loss to net cash used
      in operating activities:
Depreciation                                                 2,250        1,400
Bad debts                                                    8,391       35,201
Amortization of deferred consulting fees                    71,875         --
Recognition of deferred license fee                           --         69,167
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                       (9,525)     (44,651)
  Due from affiliate                                        26,439         --
  Prepaid and other assets                                  (1,087)     (16,938)
  Deposits                                                  (1,305)        --
Increase (decrease) in:
  Accounts payable                                          (5,168)      10,618
  Accrued royalty payable                                    1,864       11,992
  Accrued interest payable                                   4,696         (320)
  Customer deposits and payouts due                          1,089      (10,193)
  Payroll taxes payable                                     (2,708)      (3,264)
  Accrued stock payable                                     19,823         --
                                                         ---------    ---------
Net Cash Used in Operating Activities                     (120,787)     (44,676)
                                                         ---------    ---------

Cash Flows from Investing Activities:
  Loan Receivable - related party                             --         18,549
                                                         ---------    ---------
Net Cash Provided by (Used in) Investing Activities           --         18,549
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock,
     net of offering costs                                 117,629      318,215
  Repayment of note payable                                     --      (23,960)
  Proceeds from loan payable - related party               300,000       18,510
  Repayment of loan payable - related party                (66,501)        --
                                                         ---------    ---------
Net Cash Provided by Financing Activities                  351,128      312,765
                                                         ---------    ---------

Net Increase (Decrease) in Cash                          $ 230,341    $ 286,638

Cash at Beginning of Period                                166,440      118,363
                                                         ---------    ---------

Cash at End of Period                                    $ 396,781    $ 405,001
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                            $    --      $    --
                                                         =========    =========
     Taxes                                               $    --      $    --
                                                         =========    =========
Supplemental Disclosure of Non Cash Investing and
   Financing Activities:
     Dividend paid to AngelCiti shareholders of
        Midas common stock                               $  50,038    $    --
                                                         =========    =========
     Stock subscription receivable                       $   5,000    $    --
                                                         =========    =========

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company's Form 10-KSB.

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

(B) PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly owned Subsidiaries, Worldwide Management S.A. ("Worldwide") and First National Consulting Inc., a Belize corporation ("FNC") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) NON-MARKETABLE SECURITIES

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). (See Note 4) The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three months ended March 31, 2005 or 2004, respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(D) STOCK-BASED COMPENSATION

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

There were no stock options granted, forfeited or exercised during the three months ended March 31, 2005.

(E) REVENUE RECOGNITION

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

The total amount wagered ("handle") was $12,426,180 and $11,883,387 for the three months ended March 31, 2005 and 2004, respectively. The relationship of net casino revenues to handle ("hold percentage") was 1.34% and 2.64% for the three months ended March 31, 2005 and 2004, respectively.

(F) NET LOSS PER SHARE

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

For the three months ended March 31, 2005 and 2004, basic and diluted EPS are the same since all common stock equivalents were anti dilutive and since the Company reported a net loss. At March 31, 2005, there were 28,328,000 shares of common stock that are considered dilutive securities outstanding. These shares

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

are contingently returnable. The contingent shares are included in the computation of Basic EPS since these shares are freely trading in the hands of the recipient. In December 2004, the Company had issued those 28,328,000 shares in order to obtain a loan (see Notes 9 and 16).

(G) CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

The Company holds approximately 3,360,447 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at March 31, 2005 having a cost basis of $285,868. All Midas shares are currently being treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at March 31, 2005. (See Note 4)

(H) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its consolidated financial position, results of operations or cash flows.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(I) RECLASSIFICATIONS

Certain amounts in the year 2004 unaudited consolidated financial statements have been reclassified to conform to the year 2005 unaudited consolidated presentation.

NOTE 3 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of March 31, 2005.

During the three months ended March 31, 2005 and 2004, respectively, the Company recorded a bad debt expense for the holdback of $8,391 and $35,201.

Accounts receivable at March 31, 2005 was as follows:

          Accounts receivable - other           $       1,900
          Accounts receivable                         170,500
          Allowance for chargebacks                  (170,500)
                                                -------------

          ACCOUNTS RECEIVABLE, NET              $       1,900
                                                =============

NOTE 4 INVESTMENT - NON-MARKETABLE SECURITIES - RELATED PARTY

On March 23, 2005 ("record date"), AngelCiti issued a stock dividend to its shareholders in the form of Midas stock. For each share of AngelCiti stock held, all shareholders would receive one share of Midas for five shares of AngelCiti shares held. On the record date, the Company had 6,239,870 shares issued and outstanding that were eligible to receive dividend distributions. The dividend provided for the distribution of 1,247,974 shares of Midas common stock to AngelCiti shareholders.

The Company had an additional 25,600,000 shares issued and outstanding to an entity that was specifically not includable for any dividend distributions the Company may issue. This entity as part of a loan agreement agreed to be excluded from this type of transaction. (See Notes 9 and 11(C))

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

The dividend shares are being carried at their cost pursuant to APB 18 and have been included as a component in the share reconciliation below:

Activity relating to Midas shares held by the Company during the three months ended March 31, 2005 was as follows:

         Shares held at December 31, 2004                            4,608,421
         Shares acquired                                                  --
         Dividend shares issued to AngelCiti shareholders           (1,247,974)
         Shares sold                                                      --
                                                                    ----------
         Shares held at March 31, 2005                               3,360,447
                                                                    ==========

The composition of Non-Marketable Securities at March 31, 2005 is as follows:

            Cost          Fair Value             Unrealized Gain (Loss)
         ----------      ------------        -----------------------------

          $285,868         $285,868                      $ --

There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5 PROPERTY AND EQUIPMENT

Property and Equipment at March 31, 2005 is as follows:

         Computer equipment                                      $      28,000
         Vehicle                                                        17,000
         Less: accumulated depreciation                                (22,878)
                                                                 -------------

                                                                 $      22,122
                                                                 =============

Depreciation expense for the three months ended March 31, 2005 and 2004 were $2,250 and $1,400, respectively.

NOTE 6 COMMITMENTS AND CONTINGENCIES

(A) COMMITMENTS

On January 20, 2003, ("effective date"), the Company entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

defined as the effect of disrupting the normal functioning of the Company. As of March 31, 2005, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one-year periods on each annual anniversary of the effective date unless it is sooner terminated. As of March 31, 2005, Equivest was not owed any fees under the terms of its agreement with the Company.

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

While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia, the United Kingdom and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transactions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the business, revenues, operating results and financial condition of the Company's customers and the Company.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

NOTE 7 ACCRUED ROYALTY PAYABLE

(A) Monthly Royalty Percentage Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of March 31, 2005, the Company had accrued $33,780 as an accrued royalty payable.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

Effective September 2004, the Company reached an oral agreement with its software licensor to amend the minimum monthly royalty payment from $20,000 to $10,000. During the year ended December 31, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $3.68 per share. During the three months ended March 31, 2005, there were no exercises of stock options. The software licensor has 35,756 options available for future exercises.

During three months ended March 31, 2005 and 2004, the Company incurred a royalty expense of $32,185 and $60,962, respectively.

NOTE 8 CUSTOMER DEPOSITS AND PAYOUTS DUE

(A) Customer Deposits

During the three months ended March 31, 2005, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 8(B)) or recognized as earned revenues (see
Note 2(E)). At March 31, 2005, the Company had customer deposits on hand of $15,175.

(B) Payouts Due

During the three months ended March 31, 2005, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see Note 8(A)). At March 31, 2005, the Company had payouts due of $8,708.

NOTE 9 LOAN PAYABLE - RELATED PARTY

During the three months ended March 31, 2005, the Company's landlord, a related party, who had previously advanced working capital relating to corporate expenses paid on behalf of the Company was repaid $66,501. The remaining loan balance was $16,838 at March 31, 2005. The loan advances were non-interest bearing, unsecured, and due on demand (see Note 12).

In January 2005, pursuant to the terms of a collateral loan agreement and promissory note, the Company received $300,000 of working capital from a principal stockholder. The note bears interest at LIBOR + 4%, is secured by 28,328,000 of free trading stock and is due five years from the anniversary of the advance. At March 31, 2005, the Company had accrued $300,000 and related accrued interest of $4,696. The lender is a related party since it holds more than 10% of the issued and outstanding common stock of the Company. The lender, however, can not exercise control due to the superior voting rights attributed to the Series A, convertible voting stock. (See Note 12)

In April 2005, the Company settled the loan balance and related accrued interest in exchange for the return and subsequent cancellation of 25,600,000 shares of common stock that were previously held as collateral. As a result, the Company has classified the related party loan as current. (See Note 16)

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 10 ACCRUED STOCK PAYABLE

During the three months ended March 31, 2005, the Company received funds relating to the sale of common stock. The Company had not approved these specific shares for issuance. As a result, the Company has elected to treat the funds received as a current liability. At March 31, 2005, the Company has reflected a current liability of $19,823. Management expects to approve and issue 15,400 shares of common stock in June 2005 in order to satisfy this liability.

NOTE 11 STOCKHOLDERS' EQUITY

(A) Common Stock Issuances

During the quarter ended March 31, 2005, the company issued 298,320 shares of common stock for net proceeds of $117,629.

(B) Dividend

On March 25, 2005, AngelCiti issued a dividend of its Midas investment in non-marketable securities to its shareholders. (See Note 4)

(C) Stock Subscription Receivable

During the three months ended March 31, 2005, the Company had agreed to issue 5,000 shares of common stock in exchange for $5,000. The $5,000 was paid in full in April 2005. (See Note 16)

NOTE 12 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, the Company repaid $66,501 to its landlord, a related party. (See Note 9)

During the three months ended March 31, 2005, the Company received a $300,000 loan from a principal stockholder. (See Note 9)

NOTE 13 COMBINATION OF ENTITIES UNDER COMMON CONTROL

On September 30, 2003, the Company acquired FNC in exchange for nominal consideration. At the time of the transaction, the sole director, officer, and shareholder of FNC was the Company's President. The acquisition was accounted for as a combination of entities under common control at historical cost.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

The president and director of Midas is the president of the Company.

NOTE 14 SOFTWARE CONCENTRATION

The Company depends primarily on its licensed software product for its online gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 15 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $237,421 and net cash used in operations of $120,787 for the three months ended March 31, 2005 and an accumulated deficit of $2,540,951 at March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The Company's financing agreement with FinanzInvest, Ltd. can provide a source of funding totaling $2,430,000 (see
Note 9.) The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS

In April 2005, the Company received $5,000 on subscription. See Note 11(C)

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated 3rd party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expires April 5, 2006. The agreement provides compensation as follows:

(a) Restricted stock - paid by shareholders

    Issue 109,000 shares of the Company's restricted common stock. These shares are being provided directly by two of the Company's shareholders. The value of the stock provided was based on the quoted closing trading price on the grant date. The shares had a value of $1.10 per share for a total of $119,900. The Company will record a consulting expense over the service period and a related credit to additional paid in capital to reflect the capital contribution by the Company's shareholders.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(b) Cashless options

    Issue options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years. In addition, the options have a cashless exercise provision. The Company is currently determining the relevant valuation pursuant to SFAS 123 in connection with recording the appropriate expense.

On April 26, 2005, the Company had reached an agreement with its lender to retire the outstanding $300,000 loan under its collateral loan agreement and promissory note, plus all related accrued interest and any other amounts accrued thereunder. In addition, the company will cancel and retire 25,600,000 shares that had been held as collateral in connection with that loan and recognize a settlement expense based on the fair value of the 2,728,000 shares of collateral retained by the lender.

The company is in continuing negotiations for an acquisitionwith Carib Gaming Limited, ("CG") a Turks and Caicos based company. CG has a license to operate slot and other electronic gaming machines. A definitive agreement was signed on March 17, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. Quarterly reports that we have filed with the United States Securities and Exchange Commission ("SEC") for previous years have been presented comparing our operations on a consolidated basis with the operations of our operating subsidiary alone. This Report presents our consolidated operations on a year-to-year basis.

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

For the three-month period ending March 31, 2005, we processed $12,426,180 in gaming transactions, as contrasted with gaming transactions of $11,883,387 for the same period of last year. We achieved this modest increase in processed gaming transactions despite the fact that one of our transaction processors had stopped doing business with us during the course of the first calendar quarter of this year. Despite the 4.56% increase in processed gaming transactions, our net casino revenues decreased significantly to $167,409 for the three-month period ending March 31, 2005 from $314,122, for the same period of last year. Our overall win percentage suffered a precipitous decline as our net casino revenue to handle ratio decreased to approximately 1.34% from 2.64% on a year-to-year basis. We have not identified any factors that have led to the reduction in our net casino revenue to handle ratio and decrease in net casino revenues. However, we remain committed to increasing traffic to the on-line casino whose operations we administer and continue to offer promotional dollars to attract new players. However, given the competition that we, and the on-line casino website that we administer, face from others in our industry and the online and land-based poker market, we cannot be certain that we will be able to attract new players, retain existing players or attain a level of profitability, with or without the use of promotional dollars as an advertising and marketing tool. Even if we, or they, do so, the possible effects or threats of government regulation on the processors, advertisers or search engines with which we do business may continue to hurt our revenues and results of operations.

The management of our ongoing operating expenses could not offset the dramatic reduction in our net casino revenues, as our operating expenses decreased only marginally to $401,155 for the calendar quarter ending March 31, 2005 from $413,471 for the same period of last year.

Our marketing, advertising and affiliate commission expenses increased approximately 130% from $54,948 for the three-month period ending March 31, 2004 to $126,224 for the three- month period ending March 31, 2005. This increase is attributable to several factors, including but not limited to our employment of a new marketing director and implementation of aggressive sales and marketing programs. Despite these efforts we cannot be certain that we will generate an increase in processed gaming transactions or our net casino revenues.

Consulting fees increased to $76,839 for the three-month period ending March 31, 2005 from $15,000 for the same period of last year. Consulting fees for the three month period ending March 31, 2005 and March 31, 2004 included fees of $5,000 per month paid to Lawrence Hartman, Chief Executive Officer of Omega Ventures, Inc. ("Omega"), which had formerly held a controlling interest in our securities and did not include consulting fees that had previously been paid in connection with financial consulting or investor relations. As of the date of this Report, this monthly fee is now being paid to Omega, pursuant to a consulting agreement that we had entered into with Omega in May 2005. The balance of the consulting fees that we incurred during the first quarter of this year were paid in connection with agreements to provide investor relations and strategic planning services. The investor relations agreement has expired pursuant to its terms and will not be renewed. It is anticipated that consulting fees paid for services rendered in connection with strategic and other planning will be paid through the end of the year, but may be extended at our election. As our operations remain dependent on our receipt of third party financing, we may be required to retain the services of financial consultants in the future and pay them consulting fees for their services. However, we have no current plans to do so.

Our royalty and license fee expenses decreased significantly to $32,185 for the three-month period ending March 31, 2005 from $130,129 for the same period of last year. The decrease was due, in part, from a revision in the terms of the licensing agreement with our software provider that halved the minimum monthly royalty payments that we had to make and the fact that we are no longer amortizing an expense related to the licensing of our software.

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

Government Regulation

Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As the winnings of Equivest's online casino operations represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well. In recognition of the foregoing, our servers have been relocated to the Kahnawake Reservation in Quebec, Canada, where we feel the regulatory environment is more favorable to our operations.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. While we strive to increase our operations and attain a level of profitability, we have historically been forced to rely on additional investment capital and loans to remain in business. Towards this end, we have raised proceeds of $117,629 during the first calendar quarter of 2005 year, net of commissions, pursuant to a Regulation S offering, during the course of which we sold 298,320 shares of our restricted common stock. On January 4, 2005 we received an advance of $300,000 pursuant to a Loan and Security Agreement (the "Loan Agreement") from an unrelated third party lender that became a significant shareholder as a result of this transaction. The lender has agreed to settle this loan and all related interest that had accrued thereon during the second calendar quarter of 2005, in exchange for its retention of 2,728,000 of our common shares that the lender had been holding to secure repayment of its loan to us. The remaining 25,600,000 of our common shares that the lender had been holding to secure repayment of its loan to us are to be returned to us and will be cancelled.

As of March 31, 2005, we had cash of $396,781 and had working capital of $229,460 at that date. Our cash position and net working capital resulted from funds raised pursuant to our ongoing Regulation S offering and the partial funding of a loan facility that we had entered into in connection with the Loan Agreement referred to above

Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, as we cannot be certain that we will be able to continue to raise funds in the debt or equities markets at terms that are satisfactory to us. If we cannot generate sufficient cash flow or raise additional proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We believe that we have sufficient cash on hand to remain in business over the next twelve- month period. While we are hopeful that our on-line gaming operations will generate positive cash flow by year end, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. If our cash and other liquid assets are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

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

Valuation of Non-cash Capital Stock Issuances. We value our stock transactions based upon the fair value of the equity instruments used in the particular transaction, pursuant to the fair value accounting provisions of SFAS No. 123. Various methods can be used to determine the fair value of the equity instrument. We may use the fair value, the quoted market price or the contemporaneous cash sale price of the stock based consideration. Each of these methods may produce a different result. We use the method that most appropriately reflects the value of the transaction to us. If a difference method was used it could impact the expense, deferred stock and equity stock accounts.

Income Taxes. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any legal proceedings.

Item 2. Changes in Securities.

On February 10, 2003, we initiated a Regulation "S" offering to sell our common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the quarter ending March 31, 2005 we sold 298,320 common shares, realizing net proceeds of $ 117,629 after the payment of commissions and other remuneration. Shares sold pursuant to this Regulation S offering during the quarter ending March 31, 2005 are described below:

On February 18, 2005, we issued 49,360 shares at an average price of approximately $1.40 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $69,039.

On March 14, 2005, we issued 51,700 shares at an average price of approximately $1.22 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $62,861.

On March 21, 2005, we issued 98,500 shares at an average price of approximately $1.13 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $110,945.

On March 22, 2005, we issued 26,700 shares at an average price of approximately $.98 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $26,290.

On March 31, 2005, we issued 72,000 shares at an average price of approximately $1.12 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $81,074.

As of April 5, 2005, we authorized the issuance of 15,400 shares at an average price of $1.84 per share in connection with a Regulation "S" offering. These shares were issued for gross proceeds of $28,386, which we received during the quarter ending March 31, 2005.

Item 3. Defaults upon senior securities - None

Item 4. Submission of matters to a vote of security holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Part 1
            Item 1, hereof.
         2. Financial Statement Schedules - None
         3. Exhibits:

Exhibit No.                Description
-----------                -----------
   3.1           Articles of Incorporation, as amended*
   3.2           Bylaws, as amended**
   4.1           Common Stock Certificate**
  14.1           Code of Ethics***
  21.1           Names of Subsidiaries*
  31.1           Rule 13a-14(a)/15d-14(a) Certification of George Guttierez
  31.2           Rule 13a-14(a)/15d-14(a) Certification of Dean Ward
  32.1 Certification Pursuant to 18 U.S.C Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *     Incorporated by reference to our Form 10-KSB filed with the
           U.S. Securities and Exchange Commission on April 5, 2005.
    **     Incorporated by reference to our Form 10-SB12G filed with the
           U.S. Securities and Exchange Commission on April 4, 2000
   ***     Incorporated by reference to our Form 8-K filed on February 18, 2005.

         (b)   Reports on Form 8-K
               -------------------

         Incorporated by reference.

         8-K/A filed on January 10, 2005
         8-K filed on February 8, 2005
         8-K filed on March 7, 2005
         8-K/A filed on May 3, 2005

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 23, 2005                  By: /s/ George Gutierrez
                                         -----------------------------------
                                         George Gutierrez, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 23, 2005                  By: /s/ George Gutierrez
                                         -----------------------------------
                                          George Gutierrez, CEO and Director


Date:  May 23, 2005                  By: /s/ Dean Ward
                                         -----------------------------------
                                         Dean Ward, CFO and Director