Form 10QSB
period 2005-06-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2005-08-22
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2005

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

         N/A

As of June 30, 2005, there were 7,082,093 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format    Yes [ ] No [X]

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                    Contents


                                                                        PAGE(S)
                                                                        -------
Consolidated Balance Sheet (Unaudited)                                      3

Consolidated Statements of Operations (Unaudited)                           4

Consolidated Statements of Cash Flows (Unaudited)                           5

Notes to Consolidated Financial Statements (Unaudited)                     6-17

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2005
                                   (UNAUDITED)

                                ASSETS

CURRENT ASSETS
  Cash                                                               $   135,565
  Due from Affiliates                                                        969
  Prepaid and Other                                                        5,061
                                                                     -----------
TOTAL CURRENT ASSSETS                                                    141,595
                                                                     -----------
FIXED ASSETS, NET                                                         19,872

OTHER ASSETS
  Investment in non-marketable securities -
   related party - at cost                                               285,868
  Investment in Acquiree - at cost                                       620,000
                                                                     -----------
TOTAL OTHER ASSETS                                                       905,868
                                                                     -----------
TOTAL ASSETS                                                         $ 1,067,335
                                                                     ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $   132,395
  Account payable - related party                                          6,005
  Accrued royalty payable                                                 18,780
  Customer deposits                                                        7,812
  Payouts due                                                              8,245
  Payroll taxes payable                                                    3,997
  Loan payable - related party                                            23,691
  Accrued Property Dividend Payable                                       96,327
  Note payable                                                           520,000
                                                                     -----------
TOTAL CURRENT LIABILITIES                                                817,252
                                                                     -----------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 shares issued and outstanding                 20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                          --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
     7,082,093 shares issued and outstanding                               1,770
  Common Stock Issuable (33,500 shares)                                        8
  Additional paid in capital                                           4,404,923
  Accumulated deficit                                                 (4,031,314)
                                                                     -----------
                                                                         375,407
                                                                     -----------

  Less:  Deferred Consulting                                             (89,925)
  Less:  Stock subscription receivable  (112,755 shares)                 (35,399)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                               250,083
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,067,335
                                                                     ===========

     See accompanying notes to unaudited consolidated financial statements.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                            ----------------------------    ----------------------------
                                                 2005            2004           2005            2004
                                            ------------    ------------    ------------    ------------
CASINO REVENUES, NET                        $    116,352    $    181,973    $    283,761    $    496,095
                                            ------------    ------------    ------------    ------------
OPERATING EXPENSES
Depreciation                                       2,250           1,400           4,500           2,800
Affiliate Commission                              36,585          34,038          70,184          75,796
Bad debts                                         29,577         (26,637)         37,968           8,564
Consulting                                       128,753          46,489         205,592          61,489
Royalty                                           30,000          60,000          62,185         120,962
Marketing                                         25,000          25,775          31,000          25,775
Advertising                                       37,217          19,958         123,842          33,148
Legal & Professional fees                         44,662          46,879          78,465          92,029
Rent                                               2,419           1,701           4,620           3,386
License Fee                                           --              --              --          69,167
General and Administrative                       120,579         142,333         239,841         272,291
                                            ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                         457,042         351,936         858,197         765,407
                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (340,690)       (169,963)       (574,436)       (269,312)
                                            ------------    ------------    ------------    ------------
OTHER INCOME
Interest income                                       22              56              38             422
Other income                                       5,936          15,468           6,941          16,843
                                            ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                                 5,958          15,524           6,979          17,265
                                            ------------    ------------    ------------    ------------

OTHER EXPENSE
Interest expense                                      --              --          (4,696)            (80)
Other expenses                                        --              --              --              --
Loss on exchange of common stock for debt     (1,059,304)             --      (1,059,304)             --
                                            ------------    ------------    ------------    ------------
TOTAL OTHER EXPENSE                           (1,059,304)             --      (1,064,000)            (80)
                                            ------------    ------------    ------------    ------------

Total Other Income (Expense), net             (1,053,346)         15,524      (1,057,021)         17,185
                                            ------------    ------------    ------------    ------------

NET LOSS                                      (1,394,036)       (154,439)   $ (1,631,457)   $   (252,127)
                                            ============    ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED             (0.10)          (0.06)   $      (0.07)   $      (0.10)
                                            ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE YEAR -
  BASIC AND DILUTED                           13,887,926       2,562,455      22,880,018       2,419,101
                                            ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                          ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------
                                                                                2005            2004
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (1,631,457)   $   (252,127)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Depreciation                                                                       4,500           2,800
Bad debts                                                                         37,968           8,564
Preferred stock issued for services                                                   --          20,000
Recognition of deferred stock based financing fee                                     --          69,167
Recognition of  deferred stock based compensation                                     --          23,958
Common stock issued for services                                                  25,000              --
Common stock issued to settle accrued interest                                     4,696              --
Amortization of stock based deferred expenses                                    149,767              --
Loss on exchange of common stock to settle debt                                1,059,304              --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                            (37,202)            514
  Prepaid and other assets                                                          (656)           (372)
  Due from affiliate                                                              26,033              --
Increase (decrease) in:
  Accounts payable                                                                68,141             911
  Account payable-related party                                                    6,005              --
  Accrued royalty payable                                                        (13,136)         38,916
  Accrued interest payable                                                            --            (320)
  Customer deposits and payouts due                                               (6,737)        (18,872)
  Payroll taxes payable                                                             (844)           (185)
  Settlement Payable                                                                  --         (12,500)
                                                                            ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                           (308,618)       (119,546)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disbursement to acquire investment at cost                                    (100,000)        (50,290)
  Restricted cash paid for acquisition                                                --        (125,000)
  Deposits                                                                            --         (92,556)
  Loan proceeds - related party                                                       --          18,549
                                                                            ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                           (100,000)       (249,297)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs                  137,391         480,097
  Proceeds from loans - related party                                            300,000          20,365
  Repayment of loan - related party                                              (59,648)             --
  Repayment of note                                                                   --         (23,960)
                                                                            ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        377,743         476,502
                                                                            ------------    ------------

Net Increase (decrease) in Cash                                             $    (30,875)   $    107,659

Cash at Beginning of Period                                                      166,440         118,363
                                                                            ------------    ------------

CASH AT END OF PERIOD                                                       $    135,565    $    226,022
                                                                            ============    ============

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
    Interest                                                                $         --    $         --
                                                                            ============    ============
    Taxes                                                                   $         --    $         --
                                                                            ============    ============

Supplemental Disclosure of Non Cash Investing and Financing Activities                 $    $         --
                                                                            ============    ============
    Royalty payable settled by issuance of stock options                               $    $     38,916
                                                                            ============    ============
    Dividend paid to AngelCiti shareholders of Midas common stock           $     50,038    $         --
                                                                            ============    ============
    Accrued dividend paid to AngelCiti shareholders of Midas common stock   $     96,327    $         --
                                                                            ============    ============
    Stock subscription receivable                                           $     35,399    $     15,224
                                                                            ============    ============
    Note issued to acquire investment - at cost                             $    520,000    $         --
                                                                            ============    ============
    Common stock cancellation and reduction of deferred expense             $ 12,800,000    $         --
                                                                            ============    ============
    Common stock issued to settle debt and reduction of deferred expense    $  1,364,000    $         --
                                                                            ============    ============
    Common stock issued to settle debt                                      $    304,696    $         --
                                                                            ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF OPERATIONS

The Company is a software licensor and administers software-based games of chance through the Internet. The Company uses state-of-the-art casino gaming software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding online gaming operations (see Note 7(B)).

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

(C) NON-MARKETABLE SECURITIES

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). (See Note 5)

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three and six months ended June 30, 2005 or 2004, respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

During the six months ended June 30, 2005, the Company granted 100,000 options with a cashless exercise provision in connection with a consulting agreement. (See Note 11(A)). There were no stock options forfeited or exercised during the six months ended June 30, 2005.

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

The total amount wagered ("handle") was $17,616,053 and $20,325,767 for the three months ended June 30, 2005 and 2004, respectively. The relationship of net casino revenues to handle ("hold percentage") was 1.60% and 2.44% for the three months ended June 30, 2005 and 2004, respectively.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

For the three and six months ended June 30, 2005 and 2004, basic and diluted EPS are the same since all common stock equivalents were anti dilutive and since the Company reported a net loss. At June 30, 2005, there were 135,756 shares of common stock (in the form of exercisable options) that are considered dilutive securities outstanding.

(G) CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

The Company holds approximately 3,360,447 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at June 30, 2005 having a cost basis of $285,868. A dividend of Midas shares is planned for October 2005 where approximately 1,131,933 shares will be distributed to AngelCiti shareholders of record as of October 26, 2005. All Midas shares are treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at June 30, 2005. (See
Note 4)

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

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment" ("123R"). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with fiscal year 2006. The Company is currently

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

evaluating the impact this new Standard will have on its consolidated financial position, results of operations or cash flows.

(I) RECLASSIFICATIONS

Certain amounts in the year 2004 unaudited consolidated financial statements have been reclassified to conform to the year 2005 unaudited consolidated presentation.

NOTE 3 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of June 30, 2005.

During the three and six months ended June 30, 2005 and 2004, respectively, the Company recorded a bad debt expense for the holdback of $29,577 and 37,968 in 2005 and a recovery of $26,637 and expense of $8,564 in 2004.

Accounts receivable at June 30, 2005 was as follows:

         Accounts receivable - other   $      --
                                       ---------
         Accounts receivable             193,741
         Allowance for chargebacks      (193,741)
                                       ---------
         ACCOUNTS RECEIVABLE, NET      $      --
                                       =========

NOTE 4 INVESTMENT IN ACQUIREE

On June 9, 2005, AngelCiti entered into an acquisition agreement with Carib Gaming Limited ("CGL") to acquire a 10% ownership interest. CGL is a Turks and Caicos land based casino operator. The agreement provides for a $100,000 down payment and a promissory note for $520,000, bearing interest at 10%. The term of the note is one year. At June 30, 2005, the Company had paid the required $100,000.

The agreement also provides for the Company to acquire a further 65% ownership interest on or before November 15, 2005 for $4,030,000. The cost of the entire 75% interest in CGL is $4,650,000. The Company holds an option to purchase the remaining 25% for $1,705,000. The option expires September 1, 2006. If AngelCiti

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

is unable to complete the $620,000 purchase by November 15, 2005, then the 10% ownership interest can be repurchased for $575,000 by the seller.

NOTE 5 INVESTMENT - NON-MARKETABLE SECURITIES - RELATED PARTY

On March 23, 2005 ("record date"), AngelCiti issued a stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all common shareholders would receive one share of Midas for five shares of AngelCiti shares held. On the record date, the Company had 6,239,870 shares issued and outstanding that were eligible to receive dividend distributions. The dividend provided for the distribution of 1,247,974 shares of Midas common stock to AngelCiti shareholders. (See Note 11 (C).

On May 23, 2005, AngelCiti declared a second stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all shareholders would receive one share of Midas for seven shares of AngelCiti shares held. The record date is October 26, 2005 and the expected distribution is 1,131,933 shares, which have a cost of $96,327. At June 30, 2005, since the dividend has been declared but remains unissued, the Company has recorded an accrued property dividend payable of $96,327. (See Note 11 (C).

Total dividends declared in 2005 aggregate $146,365. The entire $146,365 has been treated as a direct reduction of retained earnings.

The non-marketable securities are being carried at their cost pursuant to APB 18 since they are thinly traded and have been included as a component in the share reconciliation below:

Activity relating to Midas shares held by the Company during the three months ended June 30, 2005 was as follows:

                                       SHARES     RECORDED VALUE
                                     ----------   --------------

         December 31, 2004            4,608,421    $  335,906
         Shares acquired                     --            --
         Dividend shares issued to
           AngelCiti shareholders    (1,247,974)      (50,038)
         Shares sold                         --            --
                                     ----------    ----------
         June 30, 2005                3,360,447    $  285,868
                                     ==========    ==========

The composition of Non-Marketable Securities at June 30, 2005 is as follows:

           COST          FAIR VALUE        UNREALIZED GAIN (LOSS)
         --------        ----------        ----------------------
         $285,868         $285,868             $   --

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the three and six months ended June 30, 2005 and 2004, respectively.

NOTE 6 PROPERTY AND EQUIPMENT

Property and Equipment at June 30, 2005 is as follows:

         Computer equipment               $ 28,000
         Vehicle                            17,000
         Less: accumulated depreciation    (25,128)
                                          --------
                                          $ 19,872
                                          ========

Depreciation expense for the three and six months ended June 30, 2005 and 2004 were $2,250 and $4,500 in 2005 and $1,400 and $2,800 in 2004.

NOTE 7 COMMITMENTS AND CONTINGENCIES

(A) COMMITMENTS

On January 20, 2003, ("effective date"), the Company entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of June 30, 2005, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one-year periods on each annual anniversary of the effective date unless it is sooner terminated. As of June 30, 2005, Equivest was not owed any fees under the terms of its agreement with the Company. We have committed to pay $4,550,000 by November 15, 2005 to complete an acquisition of Carib Gaming. (See Note 4)

(B) CONTINGENCIES

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

NOTE 8 ACCRUED ROYALTY PAYABLE

(A) MONTHLY ROYALTY PERCENTAGE

Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of June 30, 2005, the Company had accrued $18,780 as an accrued royalty payable.

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

Effective September 2004, the Company reached an oral agreement with its software licensor to amend the minimum monthly royalty payment from $20,000 to $10,000. During the year ended December 31, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $3.68 per share. During the six months ended June 30, 2005, there were no exercises of stock options. The software licensor has 35,756 options available for future exercises.

During three and six months ended June 30, 2005 and 2004, the Company incurred a royalty expense of $30,000 and $62,185 in 2005 and $60,000 and $120,962 in 2004.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 9 CUSTOMER DEPOSITS AND PAYOUTS DUE

(A) CUSTOMER DEPOSITS

During the three months ended June 30, 2005, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 9(B)) or recognized as earned revenues (see Note 2(E)). At June 30, 2005, the Company had customer deposits on hand of $7,812.

(B) PAYOUTS DUE

During the three months ended June 30, 2005, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see Note 9(A)). At June 30, 2005, the Company had payouts due of $8,245.

NOTE 10 LOAN PAYABLE - RELATED PARTY AND SHARE ISSUANCE

During the six months ended June 30, 2005, the Company's landlord, a related party, who had previously advanced working capital relating to corporate expenses paid on behalf of the Company was repaid $59,648. The remaining loan balance was $23,691 at June 30, 2005. The loan advances were non-interest bearing, unsecured, and due on demand (see Note 12).

In January 2005, pursuant to the terms of a collateral loan agreement and promissory note, the Company received $300,000 of working capital from a principal stockholder (See Note 12). The lender is a related party since it holds more than 10% of the issued and outstanding common stock of the Company. The lender, however, cannot exercise control due to the superior voting rights attributed to the Series A, convertible voting stock. The note bears interest at LIBOR + 4%, was secured by 28,328,000 of free trading stock and had a scheduled maturity of five years from the anniversary of the advance.

On April 25, 2005, the Company reached a settlement to repay the $300,000 and related accrued interest of $4,696. The Company repaid the debt by allowing the lender to keep 2,728,000 shares of the previously issued 28,328,000 shares of common stock (see above). In connection with this share settlement, the Company recorded the return and cancellation of 25,600,000 shares of common stock having a fair value of $12,800,000. The corresponding credit for $12,800,000 was recorded to deferred expense (equity). The $0.50 fair value was determined based on the issuance date, which was determined to be the measurement date since the shares were vested and could be sold by the holder. The Company also recorded a loss on exchange of common stock for debt of $1,059,304 based on the $1,364,000 value of the 2,728,000 shares paid by the Company to settle the debt of $300,000 and related accrued interest of $4,696. The value of these shares was $1,364,000. The net of the share value paid and debt repayment is equivalent to the recorded loss on exchange, the Company recorded a corresponding credit to deferred expense (equity).

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 11 STOCKHOLDERS' EQUITY

(A) COMMON STOCK ISSUANCES FOR CASH

During the six months ended June 30, 2005, the company issued 628,542 shares of common stock for proceeds of $137,391 net of subscription receivables of $35,399 and offering costs of $473,236.

(B) COMMON STOCK ISSUED FOR SERVICES

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expires April 5, 2006. The agreement provides compensation as follows:

         (I)      RESTRICTED STOCK

         Issue 109,000 shares of the Company's restricted common stock. The value of the stock provided was based on the quoted closing trading price on the grant date. The shares had a value of $1.10 per share for a total of $119,900. The Company will record a consulting expense over the service period. At June 30, 2005, the Company recorded consulting expense of $29,975. The remaining $89,925 of deferred consulting is classified as a component of equity.

         (II)     CASHLESS OPTIONS

         Issue options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years. In addition, the options have a cashless exercise provision. Pursuant to SFAS No. 123, the options had a nominal value.

In May 2005, the Company issued 25,000 shares of common stock for marketing services having a fair value of $25,000. Fair value was based on the $1.00 quoted closing trading price on the date of grant.

(C) DIVIDEND

On March 23, 2005 and May 23, 2005, The Company issued a dividend of its Midas investment in non-marketable securities to its shareholders. (See Note 4)

(D) STOCK SUBSCRIPTION RECEIVABLE

During the six months ended June 30, 2005, the Company had agreed to issue 112,755 shares of common stock in exchange for $35,399. The $35,399 was paid in full in July 2005. (See Notes 11 (A) and 16)

(E) COMMON STOCK ISSUED FOR DEBT

In April 2005, 2,728,000 shares of common stock were deemed issued for debt. (See Note 10)

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 12 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, the Company repaid $59,648 to its landlord, a related party. (See Note 10)

During the six months ended June 30, 2005, the Company received a $300,000 loan from a principal stockholder and settled the loan with common stock. (See Note
10)

During the six months ended June 30, 2005, the Company owed Midas Entertainment, Inc. ("Midas") $6,005 for payment of certain employee compensation. The $6,005 is recorded as a current liability. The President of the Company and Midas are the same individual.

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

The president and director of FNC is the president of the Company.

NOTE 14 SOFTWARE CONCENTRATION

The Company depends primarily on its licensed software product for its online gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 15 GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $1,631,457 and net cash used in operations of $308,618 for the six months ended June 30, 2005 and a working capital deficiency of $675,657 and an accumulated deficit of $4,031,314 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS

In July 2005, the Company received $35,399 on subscription. See Note 11(D)

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

Our revenues are generated from our administration of the on-line casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. Pursuant to this agreement, we receive a fee based upon the revenue generated by the casino's on-line play. We, in turn, pay out a percentage of that fee to our software provider/licensor. We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

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

For the three and six month periods ending June 30, 2005, we processed $5,189,873 and $17,616,053, respectively, in gaming transactions, as contrasted with gaming transactions of $8,442,380 and $20,325,767 for the same period of last year. We believe that the 38.5% and 13.3% year-to-year decreases in our handle for the three and six month periods ending June 30, 2005 are attributable to the loss of one payment processor with whom we had conducted business and the competition that we face as a result of the popularity of on-line poker play. We have replaced the payment processor at the end of our second calendar quarter and remain committed to increasing traffic to the on-line casino whose operations we administer. We continue to offer promotional dollars to attract new players and have begun a new marketing initiative that we hope will draw additional players. However, no assurance is given that we will be able to increase our gaming traffic or revenues.

Our net casino revenues also decreased markedly to $116,352 and $283,761 for the three and six month periods ending June 30, 2005 from $181,973, and $496,095, respectively, for the same periods of last year. The foregoing activity represents a 36% and 42.8% decrease in our net casino revenue on a year-to-year basis. Additionally, our overall win percentages suffered declines, as our net casino revenue to handle ratio decreased to approximately 2.24% and 1.03% for the three and six month periods ending June 30, 2005 from 3.36% and 2.44% for the same periods of the prior year. In effect, players wagered less money with us on a year-to-year basis and concentrated their play on games that provided us with lower win rates.

Given the competition that we, and the on-line casino website that we administer, face from others in our industry and the online and land-based poker industry, we cannot be certain that we will be able to attract new players, retain existing players or attain a level of profitability, with or without the use of promotional dollars as an advertising and marketing tool. Even if we, or they, do so, the possible effects or threats of government regulation on the processors, advertisers or search engines with which we do business may continue to hurt our revenues and results of operations.

A significant increase in consulting fees on a year-to-year basis was principally responsible for the increase in our operating expenses to $457,042 for the three month period ending June 30, 2005 from $351,936 for the same period of the prior year and $858,197 for the six month period ending June 30, 2005 from $765,407 for the same period of the prior year.

Our marketing, advertising and affiliate commission expenses increased approximately 19.3% and 40.1% to $98,802 and $225,026 for the three and six month periods ending June 30, 2005 from $79,771 and $134,719 for the same periods of the prior year. This increase is attributable to the adoption and implementation of our new advertising and marketing initiatives. We anticipate that the increased marketing expenditures will continue throughout the end of this calendar year. Despite these efforts we cannot be certain that we will generate an increase in processed gaming transactions or our net casino revenues.

Consulting fees increased to $128,753 and $205,592 for the three and six month periods ending June 30, 2005 from $46,489 and $61,489 for the same periods of last year. The consulting fees that we have incurred during the first two quarters of this year were paid in connection with agreements to provide investor relations, accounting and bookkeeping services and strategic planning services. We anticipate that consulting fees paid for these services will be paid through the end of the year and we may be elect to extend these payments thereafter. As our operations are dependent on proceeds raised from third party financing, we may be required to retain the services of financial consultants in the future and pay them consulting fees for their services.

Our royalty and license fee expenses decreased significantly to $30,000 and $62,185 for the three and six month periods ending June 30, 2005 from $60,000 and $120,962 for the same period of last year. The decrease was due, in part, from a revision in the terms of the licensing agreement with our software provider that halved the minimum monthly royalty payments that we had to make and the fact that we are no longer amortizing an expense related to the licensing of our software.

Our general and administrative expenses decreased to $120,579 and $239,841 for the three and six month periods ending June 30, 2005 from $142,333 and $272,291 for the same periods of the prior year. This decrease was predominantly attributable to reductions in travel and entertain and processing expenses.

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

We have agreed to acquire a 75% interest in Carib Gaming Limited, a Turks and Caicos land based casino operator whose operations are currently limited to slot machines and other electronic gaming devices ("CGL") for $4,650,000. We have paid the Sellers $100,000 and have given them a $520,000 promissory note for 10% of CGL's common shares. We are obligated to pay CGL $4,550,000 on or before November 15, 2005 and cannot make this payment from internally generated funds. If we cannot make this payment by November 15, 2005, the sellers can repurchase the 10% interest in CGL that we have acquired for $575,000. No assurance is given that we will be able to raise the funds necessary to complete the CGL purchase.

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

We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos do not violate federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make the processing of online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee. Both are expected to come to a full vote. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills and both the House and Senate bills need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

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

A Class Action complaint was recently filed in the Superior Court of the State of California against Google, Yahoo, Overture and numerous other on-line content companies for accepting and placing advertising for on-line gambling companies, seeking relief based upon the fact that these companies aided and abetted illegal activities under California law by accepting advertising fees and otherwise promoting such activities. The complaint sought disgorgement of the advertising fees earned by the advertisers, plus penalties. The listed plaintiffs included a gambler, who claims to have lost more than $100,000, Indian Tribes of California, who claimed they lost gambling revenues they would have otherwise earned, and the State of California, that lost taxation and other revenues they would have earned had such gambling activities occurred at the Indian Gambling locations in the State of California. We cannot predict the outcome of this matter. However, if search engines can no longer direct players to the sites that we administer, our results of operations would be significantly and adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. While we strive to increase our operations and attain a level of profitability, we have historically been forced to rely on additional investment capital and loans to remain in business. Towards this end, we have raised net cash proceeds of $19,761 and subscriptions receivable of $30,399 during the second calendar quarter of 2005 year, net of commissions, pursuant to an ongoing Regulation S offering, during the course of which we sold 330,222 shares of our restricted common stock. Some of these shares were paid for during the course of the previous calendar quarter. The subscriptions receivable were paid in full in July 2005. On January 4, 2005 we received an advance of $300,000 pursuant to a Loan and Security Agreement (the "Loan Agreement") from an unrelated third party lender that became a significant shareholder as a result of the transaction. The lender has agreed to settle this loan and all related interest that had accrued thereon in exchange for its retention of 2,728,000 of our common shares that the lender had been holding to secure repayment of its loan to us.

As of June 30, 2005, we had cash of $135,565 and had a working capital deficit of $675,657 at that date. Our cash position and net working capital resulted from funds raised pursuant to our ongoing Regulation S offering and the partial funding of a loan facility that we had entered into in connection with the Loan Agreement referred to above

Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, as we cannot be certain that we will be able to continue to raise funds in the debt or equities markets at terms that are satisfactory to us. If we cannot generate sufficient cash flow or raise additional proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We believe that we have sufficient cash on hand to remain in business over the next three-month period. While we are hopeful that our on-line gaming operations will generate positive cash flow by yearend, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. While we are currently negotiating terms for a firm commitment underwriting in connection with an offering of up to $5,000,000 of our securities, no assurance is given is given that we will successfully negotiate such an agreement or that an offering would be successfully concluded thereafter. If our cash and other liquid assets are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

FUTURE EXPENDITURES

We intend to acquire a controlling interest in CGL should we successfully conclude an offering to raise proceeds sufficient to make the acquisition. While we have identified an underwriter to conduct this offering, we have not yet entered into an underwriting agreement. No assurance is given that we will do so, or be able to satisfy any conditions that may be required of us in such an agreement. Even if we do so, no assurance is given that any resulting offering will be successfully concluded. We have no plans to incur research and development costs and anticipate that our staffing requirements will remain as they are.

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

Item 2.  Changes in Securities.

On February 10, 2003, we initiated a Regulation "S" offering to sell our common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the quarter ending June 30, 2005 we sold 308,222 common shares pursuant to this offering, realizing net proceeds and subscriptions receivable of $50,160 after the payment of commissions and other remuneration. The subscriptions receivable were paid in full in July 2005. Shares sold pursuant to this Regulation S offering as well as certain shares sold for services rendered during the quarter ending June 30, 2005 are described below:

As of April 5, 2005, we authorized the issuance of 15,400 shares at an average price of approximately $1.84 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $28,386, which we received during the first calendar quarter of 2005.

On April 5, 2005, we entered into an agreement for management, financial public relations and financial consulting services with Basic Investors, Inc. Under the terms of this agreement we issued 109,000 shares of our restricted common stock at $1.10 per share and granted 100,000 cashless exercise five-year options with an exercise price of $1.25 per share. The shares and options were issued pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended (the "Act"). No commissions or other compensation were paid to any party in connection with this transaction.

On April 25, 2005, we settled a loan agreement with an unrelated third party for $300,000 and $4,696 of accrued interest. As a result of this transaction, we cancelled and retired 25,600,000 common shares that had been issued as collateral in connection with that loan and recognized a settlement expense based on the fair value of the 2,728,000 shares retained by the lender. The value of the settlement expense was $1,059,304. The shares were issued pursuant to a Regulation S offering. No commissions or other compensation were paid to any party in connection with this transaction.

On May 13, 2005, we issued 5,000 shares at an average price of approximately $1.00 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $5,000.

On May 16, 2005, we issued 19,437 shares at an average price of approximately $.75 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $8,142.

On May 16, 2005, we issued 112,755 shares at an average price of approximately $.31 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $35,000 which was paid in July 2005.

On May 23, 2005, we entered into an agreement for management consulting services with Evergreen Marketing, Inc. ("Evegreen"). Under the terms of this agreement, we issued 25,000 shares to Evergreen at a price of $1.00 per share. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No commissions or other compensation were paid to any party in connection with this transaction.

On May 25, 2005, we issued 50,780 shares at an average price of approximately $1.02 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $51,747.

On June 13, 2005, we issued 48,250 shares at an average price of approximately $.71 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $34,393.

On June 23, 2005, we issued 72,000 shares at an average price of approximately $.63 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $45,563.

As of July 20, 2005, we authorized the issuance of 34,000 shares at an average price of approximately $.69 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $28,386, which we received during the quarter ending June 30, 2005.

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

         (b) Reports on Form 8-K Incorporated by reference.

         8-K      filed on May 3, 2005
         8-K      filed on June 21, 2005

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 22, 2005                 By: /s/ George Gutierrez
                                          -----------------------------------
                                          George Gutierrez, CEO and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 22, 2005                 By: /s/ George Gutierrez
                                          ----------------------------------
                                          George Gutierrez, CEO and Director


Date:  August 22, 2005                 By: /s/ Dean Ward
                                          ---------------------------
                                          Dean Ward, CFO and Director