Form 10QSB
period 2005-09-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2005-11-14
CIK 1084122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 of 15(d) of The Securities and Exchange Act of 1934

     For the quarterly period ended: September 30, 2005
                                     ------------------

                         Commission File Number: 0005468


                          ANGELCITI ENTERTAINMENT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           ICHANCE INTERNATIONAL, INC.
                           ---------------------------
                           (Former name of registrant)


                      Nevada                             52-2043569
          -----------------------------              ------------------
          State or other jurisdiction of              (I.R.S. Employer
          Incorporation or organization)             Identification No.)


             9000 Sheridan Street, Suite 7 Pembroke Pines, FL 33024
            ---------------------------------------------------------
           (Address of Principal Executive Offices including zip code)


                                 (800) 908-9574
                            -------------------------
                           (Issuers Telephone Number)

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

         N/A

As of September 30, 2005, there were 7,840,075 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format       Yes  [ ]    No  [X]

================================================================================

                         Part I. - FINANCIAL INFORMATION


Item 1.  Financial Statements


                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                               ------------------
                                    UNAUDITED
                                    ---------

                                ASSETS

CURRENT ASSETS
   Cash                                                               $   161,907
   Due from affiliate                                                         723
   Prepaid and other                                                        1,240

                                                                      -----------
TOTAL CURRENT ASSETS                                                      163,870
                                                                      -----------

FIXED ASSETS, NET                                                          17,622
                                                                      -----------

OTHER ASSETS
   Investment in Acquiree - at cost
   Investment in non-marketable securities -
      related party - at cost                                             285,868
   Investment in Acquiree - at cost                                       620,000
   Deferred offering costs                                                 24,286
                                                                      -----------
TOTAL OTHER ASSETS                                                        930,154
                                                                      -----------

TOTAL ASSETS                                                          $ 1,111,646
                                                                      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $   180,952
   Account payable, related party                                           6,005
   Accrued royalty payable                                                  5,876
   Customer deposits                                                       17,131
   Payouts due                                                              5,085
   Payroll taxes payable                                                    4,253
   Accrued interest payable                                                16,100
   Loan payable - related party                                            30,315
   Accrued Property Dividend Payable                                       96,327
   Note payable                                                           520,000
                                                                      -----------
TOTAL CURRENT LIABILITIES                                                 882,044
                                                                      -----------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                         20
   Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                            -
   Common stock, $0.00025 par value, 300,000,000 shares authorized
      7,840,075 shares issued and outstanding                               1,960
   Common stock issuable, $0.00025 par value, 71,000 shares                    17
   Additional paid-in capital                                           4,528,065
   Accumulated deficit                                                 (4,223,475)
                                                                      -----------
                                                                          306,587
                                                                      -----------
   Less: Deferred Consulting                                              (76,985)
   Less: Stock subscription receivable                                          -
                                                                      -----------
TOTAL STOCKHOLDERS' EQUITY                                                229,602
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,111,646
                                                                      ===========

           See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                    2005                2004            2005              2004
                                                ------------        ------------    ------------      -------------
CASINO REVENUES, NET                            $    160,732        $    180,092    $    444,493      $     676,187
                                                ------------        ------------    ------------      -------------

OPERATING EXPENSES
Amortization and Depreciation                          2,250               2,250           6,750              5,050
Affiliate Commission                                  28,850              17,851          99,034             93,647
Bad debts                                             11,510              (6,588)         49,478              1,976
Consulting                                           110,678              28,654         316,270             90,143
Royalty                                               30,000              50,000          92,185            170,962
Marketing                                                  0              10,000          31,000             35,775
Advertising                                                0              56,250         123,842             89,398
Legal & Professional fees                             14,620              32,704          93,085            124,733
Rent                                                   3,191               1,802           7,811              5,188
License Fee                                                0              69,166               0            138,333
Investor relations                                         -                   -               -                  -
General and Administrative                           138,030             126,323         377,871            398,774
                                                ------------        ------------    ------------      -------------
TOTAL OPERATING EXPENSES                             339,129             388,412       1,197,326          1,153,979
                                                ------------        ------------    ------------      -------------

LOSS FROM OPERATIONS                                (178,397)           (208,320)       (752,833)          (477,792)
                                                ------------        ------------    ------------      -------------

OTHER INCOME
Interest income                                           19               6,525              57              6,947
Other income                                           2,317                 165           9,258             17,008
                                                ------------        ------------    ------------      -------------
TOTAL OTHER INCOME                                     2,336               6,690           9,315             23,955
                                                ------------        ------------    ------------      -------------

OTHER EXPENSE
Interest expense                                     (16,100)                (80)        (20,796)                 -
Other expenses
Loss on exchange of common stock for debt                  -                   -      (1,059,304)                 -
                                                ------------        ------------    ------------      -------------
TOTAL OTHER EXPENSE                                  (16,100)                (80)     (1,080,100)                 -
                                                ------------        ------------    ------------      -------------

Total Other Income (Expense)                         (13,764)              6,610      (1,070,785)            23,955
                                                ------------        ------------    ------------      -------------

NET LOSS                                        $   (192,161)       $   (201,710)   $ (1,823,618)     $    (453,837)
                                                ============        ============    ============      =============

NET LOSS PER SHARE - BASIC AND DILUTED          $      (0.03)       $      (0.07)   $      (0.10)     $       (0.17)
                                                ============        ============    ============      =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   DURING THE PERIOD - BASIC AND DILUTED           7,458,055           2,942,716      17,682,344          2,594,980
                                                ============        ============    ============      =============

           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2005              2004
                                                                                    ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $ (1,823,618)     $    (453,837)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Amortization                                                                                   -                  -
Depreciation                                                                               6,750              5,050
Bad debts                                                                                 49,478              1,976
Preferred stock issued for services                                                            -             20,000
Recognition of deferred license fee                                                            -            138,333
Recognition of deferred compensation                                                           -             95,833
Common stock issued for services                                                          25,000
Common stock issued to settle accrued interest                                             4,696
Amortization of stock based deferred expenses                                            196,777
Loss on exchange of common stock to settle debt                                        1,059,304
Changes in operating assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                                                   (48,712)             3,496
   Accrued interest receivable                                                                 -             (6,246)
   Prepaid and other assets                                                                3,165              4,746
   Due from affiliate                                                                     26,279
Increase (decrease) in:
   Accounts payable                                                                      116,698             30,671
   Accounts payable, related party                                                         6,005                  -
   Accrued royalty payable                                                               (26,040)            65,147
   Accrued interest payable                                                               16,100               (639)
   Customer deposits and payouts due                                                        (578)           (30,119)
   Payroll taxes payable                                                                    (588)            (2,760)
   Settlement payable                                                                                       (12,500)
                                                                                               -                  -
                                                                                    ------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (389,284)          (140,849)
                                                                                    ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of non-marketable securities                                                    -           (125,000)
   Acquisition of vehicle                                                                      -            (17,000)
   Deposits                                                                                    -            (92,585)
   Loan Receivable                                                                             -             18,549
   Disbursement to related party in exchange for settlement of convertible                     -
      promissory note receivable                                                               -           (300,000)
   Disbursement to related party                                                               -            (10,768)
Disbursement to acquire future investment at cost                                       (100,000)                 -
                                                                                    ------------      -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (100,000)          (526,804)
                                                                                    ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of offering costs                         262,061            618,369
   Proceeds from loan payable, related party                                             300,000             44,221
   Repayment of note payable                                                             (53,024)           (23,960)
   Cash overdraft                                                                                                55
   Deferred offering costs                                                               (24,286)                 -
                                                                                    ------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                484,751            638,685
                                                                                    ------------      -------------

Net Increase (Decrease) in Cash                                                     $     (4,533)     $     (28,968)

Cash at Beginning of Period                                                              166,440            118,363
                                                                                    ------------      -------------

CASH AT END OF PERIOD                                                               $    161,907      $      89,395
                                                                                    ============      =============

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
      Interest                                                                      $          -      $           -
                                                                                    ============      =============
      Taxes                                                                         $          -      $           -
                                                                                    ============      =============
      Dividend paid to AngelCiti shareholders of Midas common stock                 $     50,038      $      95,340
                                                                                    ============      =============
      Settlement of convertible note receivable in exchange for Midas
         common stock                                                               $          -      $     306,246
                                                                                    ============      =============
      Stock subscription receivable                                                 $          -      $      35,412
                                                                                    ============      =============
      Royalty payable settled by issuance of stock options                          $          -      $      64,602
                                                                                    ============      =============
      Note issued to acquire investment - at cost                                   $    520,000      $           -
                                                                                    ============      =============
      Common stock cancellation and reduction of deferred expense                   $ 12,800,000      $           -
                                                                                    ============      =============
      Common stock issued to settle debt and reduction of deferred expense          $  1,364,000      $           -
                                                                                    ============      =============
      Common stock issued to settle debt                                            $    304,696      $           -
                                                                                    ============      =============

           See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION
----------------------------

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

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

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

(C) NON-MARKETABLE SECURITIES

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). (See Note 5)

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three and nine months ended September 30, 2005 or 2004, respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

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

During the nine months ended September 30, 2005, the Company granted 100,000 options with a cashless exercise provision in connection with a consulting agreement. (See Note 11(A)). There were no stock options forfeited or exercised during the nine months ended September 30, 2005.

(E) REVENUE RECOGNITION AND EXPENSE PRESENTATION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

As our operating revenues are derived as a percentage of those earned by the owner of on-line casinos and our expenses include those attributable to said casinos, we account for it herein as casino revenues and expenses to provide a better understanding of the factors affecting such revenues and expenses and the manner in which they are earned or incurred.

Therefore, the Company follows the AICPA's guidance on revenue recognition for casinos; casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. The value of promotional bonus dollars provided to customers is netted with revenues.

The total amount wagered ("handle") was $6,994,216 and $24,610,269 for the three and nine months ended September 30, 2005 as contrasted with total amounts wagered of $7,461,184 and $27,786,951 for the same periods of last year. The relationship of net casino revenues to handle ("hold percentage") was 1.8% and 2.4% for the nine months ended September 30, 2005 and 2004, respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

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

For the three and nine months ended September 30, 2005 and 2004, basic and diluted EPS are the same since all common stock equivalents were anti dilutive and since the Company reported a net loss. At September 30, 2005, there were 135,756 shares of common stock (in the form of exercisable options) that are considered dilutive securities outstanding.

(G) CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

The Company holds approximately 63,300,540 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at September 30, 2005 having a cost basis of $285,868. A dividend of Midas shares occurred in October 2005 where approximately 22,993,080 shares were distributed to AngelCiti shareholders of record as of October 26, 2005. All Midas shares are treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at September 30, 2005. (See Note 4)

(H) RECENT ACCOUNTING PRONOUNCEMENTS

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

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

NOTE 3 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
--------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of September 30, 2005.

During the three and nine months ended September 30, 2005 and 2004, respectively, the Company recorded a bad debt expense for the holdback of $11,510 and $49,478 in 2005 and a recovery of $6,588 and expense of $1,976 in 2004.

      Accounts receivable at September 30, 2005 was as follows:

       Accounts receivable - other        $        -
       Accounts receivable                   204,226
       Allowance for chargebacks            (204,226)
                                          ----------

       ACCOUNTS RECEIVABLE, NET           $        -
                                          ==========

NOTE 4 INVESTMENT IN ACQUIREE
-----------------------------

On June 9, 2005, AngelCiti entered into an acquisition agreement with Carib Gaming Limited ("CGL") to acquire a 10% ownership interest. CGL is a Turks and Caicos land based casino operator. The agreement provides for a $100,000 down payment and a promissory note for $520,000, bearing interest at 10%. The term of the note is one year. At September 30, 2005, the Company had paid the required $100,000.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

The agreement also provides for the Company to acquire a further 65% ownership interest on or before November 15, 2005 for $4,030,000. The cost of the entire 75% interest in CGL is $4,650,000. The Company holds an option to purchase the remaining 25% for $1,705,000. The option expires September 1, 2006. If AngelCiti is unable to complete the $620,000 purchase by November 15, 2005, then the 10% ownership interest can be repurchased for $575,000 by the seller.

NOTE 5 INVESTMENT - NON-MARKETABLE SECURITIES - RELATED PARTY
-------------------------------------------------------------

On March 23, 2005 ("record date"), AngelCiti issued a stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all common shareholders would receive one share of Midas for five shares of AngelCiti shares held. On the record date, the Company had 6,239,870 shares issued and outstanding that were eligible to receive dividend distributions. The dividend provided for the distribution of 1,247,974 pre Midas split shares of Midas common stock to AngelCiti shareholders. (See Note 11 (C).

On May 23, 2005, AngelCiti declared a second stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all shareholders would receive one share of Midas for seven shares of AngelCiti shares held. Since the date of the dividend declaration, Midas has undergone a share split of 20 for one. The distribution will now be 20 shares of Midas for every seven shares of Angelciti stock. The record date is October 26, 2005 and the expected distribution is 22,993,080 shares, which have a cost of $96,327. At September 30, 2005, since the dividend has been declared but remains unissued, the Company has recorded an accrued property dividend payable of $96,327. (See
Note 11 (C).

Total dividends declared in 2005 aggregate $146,365. The entire $146,365 has been treated as a direct reduction of retained earnings.

The non-marketable securities are being carried at their cost pursuant to APB
18. Since the shares are thinly traded and other factors limit marketability, the shares do not meet the criteria of readily determinable fair value under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The shares have been included as a component in the share reconciliation below:

Activity relating to Midas shares held by the Company during the nine months ended September 30, 2005 was as follows:

                                                Shares     Recorded Value
                                              ----------   --------------
    December 31, 2004 (pre-split)              4,608,421   $      335,906
    Shares acquired via stock split           59,940,093                -
    Dividend shares issued to AngelCiti
       shareholders (pre-split)               (1,247,974)         (50,038)
    Shares sold                                        -                -
                                              ----------   --------------
    September 30, 2005                        63,300,540   $      285,868
                                              ==========   ==============

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

The composition of Non-Marketable Securities at September 30, 2005 is as follows:

                Cost          Fair Value     Unrealized Gain (Loss)
            ------------    -------------    ----------------------
            $    285,868    $     285,868            $   -

There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the three and nine months ended September 30, 2005 and 2004, respectively.

NOTE 6 PROPERTY AND EQUIPMENT
-----------------------------

Property and Equipment at September 30, 2005 is as follows:

      Computer equipment                          $    28,000
      Vehicle                                          17,000
      Less: accumulated depreciation                  (27,378)
                                                  -----------
                                                  $    17,622
                                                  ===========

Depreciation expense for the three and nine months ended September 30, 2005 and 2004 was $2,250 and $6,750 in 2005 and $2,250 and $5,050 in 2004.

NOTE 7 COMMITMENTS AND CONTINGENCIES
------------------------------------

(A) COMMITMENTS

On January 20, 2003, ("effective date"), the Company entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus we pay all the expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of September 30, 2005, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one-year periods on each annual anniversary of the effective date unless it is sooner terminated. As of September 30, 2005, Equivest was not owed any fees under the terms of its agreement with the Company.

We have committed to pay $4,550,000 by November 15, 2005 to complete an acquisition of Carib Gaming. (See Note 4)

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

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

NOTE 8 ACCRUED ROYALTY PAYABLE
------------------------------

(A) MONTHLY ROYALTY PERCENTAGE

Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of September 30, 2005, the Company had accrued $5,876 as an accrued royalty payable.

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

Effective September 2004, the Company reached an oral agreement with its software licensor to amend the minimum monthly royalty payment from $20,000 to $10,000. During the year ended December 31, 2004, the software licensor received 15% of the adjusted net win in cash and the

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

remaining amount to make up the difference through the simultaneous exercise of vested options and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $3.68 per share. During the six months ended September 30, 2005, there were no exercises of stock options. The software licensor has 35,756 options available for future exercises.

During three and nine months ended September 30, 2005 and 2004, the Company incurred a royalty expense of $30,000 and $92,185 in 2005 and $50,000 and $170,962 in 2004.

NOTE 9 CUSTOMER DEPOSITS AND PAYOUTS DUE
----------------------------------------

(A) CUSTOMER DEPOSITS

During the nine months ended September 30, 2005, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 9(B)) or recognized as earned revenues (see
Note 2(E)). At September 30, 2005, the Company had customer deposits on hand of $17,131.

(B) PAYOUTS DUE

During the nine months ended September 30, 2005, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see Note 9(A)). At September 30, 2005, the Company had payouts due of $5,085.

NOTE 10 LOAN PAYABLE - RELATED PARTY AND SHARE ISSUANCE
-------------------------------------------------------

During the nine months ended September 30, 2005, the Company's landlord, a related party, who had previously advanced working capital relating to corporate expenses paid on behalf of the Company was repaid $53,024. The remaining loan balance was $30,315 at September 30, 2005. The loan advances were non-interest bearing, unsecured, and due on demand (see Note 12).

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

On April 25, 2005, the Company reached a settlement to repay the $300,000 and related accrued interest of $4,696. The Company repaid the debt by allowing the lender to keep 2,728,000 shares of the previously issued 28,328,000 shares of common stock (see above). In connection with this share settlement, the Company recorded the return and cancellation of 25,600,000 shares of common stock having a fair value of $12,800,000. The corresponding credit for $12,800,000 was

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

recorded to deferred expense (equity). The $0.50 fair value was determined based on the issuance date, which was determined to be the measurement date since the shares were vested and could be sold by the holder and providing the consideration for the shares (i.e. loan receivable) was completed at that time. The Company also recorded a loss on exchange of common stock for debt of $1,059,304 based on the $1,364,000 value of the 2,728,000 shares paid by the Company to settle the debt of $300,000 and related accrued interest of $4,696. The value of these shares was $1,364,000. The net of the share value paid and debt repayment is equivalent to the recorded loss on exchange, the Company recorded a corresponding credit to deferred expense (equity).

NOTE 11 STOCKHOLDERS' EQUITY
----------------------------

(A) COMMON STOCK ISSUANCES FOR CASH

During the nine months ended September 30, 2005, the company issued 1,450,924 shares of common stock for proceeds of $262,061 net of offering costs of $741,613.

(B) COMMON STOCK ISSUED FOR SERVICES

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expires April 5, 2006. The agreement provides compensation as follows:

      (i) RESTRICTED STOCK AND CASHLESS OPTIONS

      Issue 109,000 shares of the Company's restricted common stock and issue options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years. The value of the stock provided was based on the quoted closing trading price on the grant date. The shares had a value of $1.10 per share for a total of $119,900. In addition, the options have a cashless exercise provision, and pursuant to SFAS No. 123, the options had a value of $34,070. The Company will record a consulting expense over the service period. At September 30, 2005, the Company recorded consulting expense of $76,985. The remaining $76,985 of deferred consulting is classified as a component of equity.

In May 2005, the Company issued 25,000 shares of common stock for past marketing services having a fair value of $25,000. Fair value was based on the $1.00 quoted closing trading price on the date of grant.

(C) DIVIDEND

On February 21, 2005 and May 23, 2005, The Company declared a dividend of its Midas investment in non-marketable securities to its shareholders. (See Notes 5 and 12)

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

(D) COMMON STOCK ISSUED FOR DEBT

In April 2005, 2,728,000 shares of common stock were deemed issued for debt. (See Note 10)

NOTE 12 RELATED PARTY TRANSACTIONS
----------------------------------

During the nine months ended September 30, 2005, the Company repaid $53,024 to its landlord, a related party. (See Note 10)

During the nine months ended September 30, 2005, the Company received a $300,000 loan from a principal stockholder and settled the loan with common stock. (See
Note 10)

During the nine months ended September 30, 2005, the Company owed Midas Entertainment, Inc. ("Midas") $6,005 for payment of certain employee compensation. The $6,005 is recorded as a current liability. The President of the Company and the President of Midas is the same individual.

The company holds non-marketable securities in Midas Entertainment Inc., a related party. (See Notes 5 and 11(C))

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

NOTE 15 GOING CONCERN
---------------------

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $1,823,618 and net cash used in operations of $389,284 for the nine months ended September 30, 2005 and a working capital deficiency of $718,174 and an accumulated deficit of $4,223,475 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS
-------------------------

During the period from October 3, 2005 through October 24, 2005, the Company issued 229,700 shares of Regulation "S" stock. Proceeds from the issuance of common stock, net of related offering costs were $21,669.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Overview

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

         Worldwide is a sub-licensor and administrator of Internet casino gaming software. We do not own on-line casinos. Our operating revenues are generated solely from our administration of the on-line casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. We receive a fee from Equivest based upon the revenue generated by its casino's on-line play. As our operating revenues are derived as a percentage of those earned by the owner of on-line casinos and our expenses include those attributable to said casinos, we describe them herein as casino revenues and expenses to provide a better understanding of the factors affecting such revenues and expenses and the manner in which they are earned or incurred. We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

We pay out a percentage of the fees that we earn to our software provider/licensor. The principal software product that we sub-license is an on-line gaming product owned by Real Time Gaming ("RTG"). We sub-license this product pursuant to a renewable one-year software license agreement entered into with Montana Overseas, SA ("Montana"), RTG's licensing agent. Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we do not have any immediate plan to develop our own proprietary software. The incorporation of new sublicensed products into our operations could also require a significant amount of time and funding. We cannot be certain that we will ever have the staff or resources needed to develop proprietary software or incorporate new sub-licensed products into our operations in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of Montana and the RTG Software.

         A full description of our operations can be found in our Annual Report on Form 10-KSB for the year ending December 31, 2004.

Financial Results

         For the three and nine month periods ending September 30, 2005, we processed $6,994,216 and $24,610,269, respectively, in gaming transactions or "handle", as contrasted with gaming transactions of $7,461,184 and $27,786,951 for the same period of last year. We believe that the 6.3% and 11.4% year-to-year decreases in our handle for the three and nine month periods ending September 30, 2005 are attributable to the competition that we face as a result of the popularity of on-line poker play. We remain committed to increasing traffic to the on-line casino whose operations we administer. We continue to offer promotional dollars to attract new players and have begun a new marketing initiative that we hope will draw additional players. However, no assurance is given that we will be able to increase our gaming traffic. Even if we increase our gaming traffic, no assurance is given that increased gaming transactions will lead to increased revenues.

         Our net casino revenues also decreased to $160,732 and $444,493 for the three and nine month periods ending September 30, 2005 from $180,092, and $676,187, respectively, for the same periods of last year. The foregoing activity represents a 10.75% and 34.26% decrease in our net casino revenue on a year-to-year basis. Additionally, our overall win percentages suffered declines, as our net casino revenue to handle ratio decreased to approximately 2.30% and 1.8% for the three and nine month periods ending September 30, 2005 from 2.41% and 2.43% for the same periods of the prior year. In effect, players wagered less money with us on a year-to-year basis and concentrated their play on games that provided us with lower win rates.

         Our revenues are subject to certain uncertainties associated with the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player's ability to make payments to us through US companies or companies doing business in the United States. These risks are more particularly described below. The amounts and percentages of our revenues derived from Equivest's US Players is described in the following table:

                                Amount of Revenues       Percentage of Revenues
                             Derived From Equivest's     Derived From Equivest's
Period                             US Players                  US Players
--------------------------   -----------------------     -----------------------
Three Month Period Ended
September 30, 2004                 $148,036                     82.2%

Three Month Period Ended
September 30, 2005                 $141,444                     88.0%


Nine Month Period Ended
September 30, 2004                 $599,102                     88.6%

Nine Month Period Ended
September 30, 2005                 $396,488                     89.2%

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

         Despite any improvements that we have made in the past in connection with the management of our expenses, we have never operated at a profit. Our Loss from Operations for the three month period ending September 30, 2005 decreased approximately 14.4% to $178,397 from $208,320 for the same period of the prior year, despite significant increases in consulting fees paid. The decrease in Loss from Operations resulted primarily from significant reductions in License and Royalty Fees paid as well as decreases in marketing and advertising expenses. A significant decrease in net casino revenues suffered during the first nine months of this year, coupled with a three and one half fold increase in consulting fees paid, contributed to the 57.6% increase in our loss from operations for the nine months ending September 30, 2005 to $752,833 from $477,792 for the same period of the prior year.

         We are striving to manage our operating expenses, which decreased to $339,129 for the three month period ending September 30, 2005 from $388,412 for the same period of the prior year. A significant increase in our consulting fees caused our operating expenses to increase to $1,197,326 for the nine month period ending September 30, 2005 from $1,153,979 for the same period of the prior year.

         We are currently relying on affiliate marketing programs to drive our net casino revenues. Affiliate commissions increased to $28,850 from $17,851 for the three months ending September 30, 2005 from the same period of last year. Affiliate commissions increase to $99,034 from $93,034 for the nine months ending September 30, 2005. The increases in our affiliate commissions during the three months ending September 30, 2005 were offset by significant decreases in our marketing and advertising expenses from $56,250 for the three months ending September 30, 2004 to $-0- for the same period of the current year. We anticipate that we will continue to rely on affiliate marketing programs to improve our processed gaming transactions and net casino revenues for the remainder of this year. However, no assurance is given that we will be successful in this regard.

         Consulting fees increased significantly to $110,678 and $316,270 for the three and nine month periods ending September 30, 2005 from $28,654 and $90,143 for the same periods of last year. The consulting fees that we have incurred during the first three quarters of this year were paid in connection with agreements to provide investor relations, accounting and bookkeeping services and strategic planning services. We anticipate that consulting fees paid for these services will be paid through the end of the year and we may elect to extend these payments thereafter. As our operations are dependent on proceeds raised from third party financing, we may be required to retain the services of financial consultants in the future and pay them consulting fees for their services.

         Our royalty and license fee expenses decreased significantly to $30,000 and $92,185 for the three and nine month periods ending September 30, 2005 from $119,166 and $309,295 for the same period of last year. The decrease was due, in part, from a revision in the terms of the licensing agreement with our software provider that halved the minimum monthly royalty payments that we had to make and the fact that we are no longer amortizing an expense related to the licensing of our software.

         Our general and administrative expenses increased to $138,030 for the three month periods ending September 30, 2005 from $126,323 for the same period of the prior year. This increase was attributed to an increase in travel and lodging expenses incurred during this period. Travel and lodging expenses accounted for approximately 36% our general and administrative expenses. A significant portion of these expenses were incurred in connection with our efforts to acquire and finance a land based gaming company doing business in the Turks and Caicos.

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

         We have agreed to acquire a 75% interest in Carib Gaming Limited, a Turks and Caicos land based casino operator whose operations are currently limited to slot machines and other electronic gaming devices ("CGL") for $4,650,000. We have paid the Sellers $100,000 and have given them a $520,000 promissory note for 10% of CGL's common shares. We are obligated to pay CGL $4,550,000 on or before November 15, 2005 and cannot make this payment from internally generated funds. If we cannot make this payment by November 15, 2005, the sellers can repurchase the 10% interest in CGL that we have acquired for $575,000. We are experiencing difficulties raising the proceeds necessary to consummate this purchase and it appears that we will not be able to do so unless CGL provides us with an extension to the November 15, 2005 closing date. We do not expect to be granted such an extension and believe this acquisition will not be completed.

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

         Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings would in all likelihood have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us, as most of Equivest's players reside in the United States.

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


LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. While we strive to increase our operations and attain a level of profitability, we have historically been forced to rely on additional investment capital and loans to remain in business. Towards this end, we have raised net cash proceeds and subscriptions receivable of $89,271 and collected $35,399 of subscriptions receivable during the third calendar quarter of 2005 year, net of commissions, pursuant to an ongoing Regulation S offering, during the course of which we sold 788,382 shares of our restricted common stock. On January 4, 2005 we received an advance of $300,000 pursuant to a Loan and Security Agreement (the "Loan Agreement") from an unrelated third party lender that became a significant shareholder as a result of the transaction. The lender has agreed to settle this loan and all related interest that had accrued thereon in exchange for its retention of 2,728,000 of our common shares that the lender had been holding to secure repayment of its loan to us.

As of September 30, 2005, we had cash of $161,907 and had a working capital deficit of $718,174 at that date. Our cash position and net working capital resulted from funds raised pursuant to our ongoing Regulation S offering and the partial funding of a loan facility that we had entered into in connection with the Loan Agreement referred to above

Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, as we cannot be certain that we will be able to continue to raise funds in the debt or equities markets at terms that are satisfactory to us. If we cannot generate sufficient cash flow or raise additional proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

         We believe that we have sufficient cash on hand to remain in business over the next four-month period. While we are hopeful that our on-line gaming operations will generate positive cash flow by yearend, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. We have been negotiating terms for a firm commitment underwriting in connection with an offering of up to $5,000,000 of our securities, to allow us to consummate the CGL acquisition. However, we have not entered into an underwriting agreement as of the date of this Report and it is not likely that we will do so. As a result, it is unlikely that we will complete the CLG acquisition and we will be forced to rely on other sources of financing to remain in business.


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

                           PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not subject to any legal proceedings.

ITEM 2.  Changes in Securities.

         On February 10, 2003, we initiated a Regulation "S" offering to sell our common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the quarter ending September 30, 2005 we sold 863,707 common shares pursuant to this offering, realizing net proceeds and subscriptions receivable of $94,272 after the payment of commissions and other remuneration. The subscriptions receivable were paid in full in October 2005. Shares sold pursuant to this Regulation S offering as well as certain shares sold for services rendered during the quarter ending September 30, 2005 are described below:

         On July 6, 2005, we issued 66,550 shares at an average price of approximately $0.66 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $44,099.00.

         On July 20, 2005, we issued 115,100 shares at an average price of approximately $0.54 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $62,230.

         On August 19, 2005, we issued 61,900 shares at an average price of approximately $.50 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $30,699.

         On September 6, 2005, we issued 53,600 shares at an average price of approximately $0.50 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $26,953. On September 7, 2005, we issued 133,607 shares at an average price of approximately $.46 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $60,843.

         On September 22, 2005, we issued 45,000 shares at an average price of approximately $.31 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $14,140.

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

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

             1.   Financial Statements of the Registrant are included under
                  Part 1 Item 1, hereof.

             2.   Financial Statement Schedules - None

             3.   Exhibits:


Exhibit No.        Description
----------         -------------------------------------------------------------

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

------------
* Incorporated by reference to our Form 10-KSB filed with the U.S. Securities and Exchange Commission on April 5, 2005.
** Incorporated by reference to our Form 10-SB12G filed with the U.S. Securities and Exchange Commission on April 4, 2000
***  Incorporated by reference to our Form 8-K filed on February 18, 2005.


         (b) Reports on Form 8-K Incorporated by reference.

              None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2005                              By:  /s/ George Gutierrez
                                                           ---------------------
                                                           George Gutierrez,
                                                           CEO and President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 14, 2005                              By:  / s/ George Gutierrez
                                                           ---------------------
                                                           George Gutierrez,
                                                           CEO and Director


Date:  November 14, 2005                              By:  / s/ George Gutierrez
                                                           ---------------------
                                                           Dean Ward,
                                                           CFO and Director