Form 10KSB/A
period 2004-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2005-12-12
CIK 1084122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment No. 1 to
                                   FORM 10-KSB

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS AND PLAN OF OPERATION

In January of 2003, we purchased the shares of Worldwide. Worldwide commenced its operations in May of 2002 as a wholly owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued.

Worldwide is a sub-licensor and administrator of Internet casino gaming software. We do not directly own on-line casinos or own them through Worldwide. Our operating revenues are generated solely from our administration of the on-line casino owned by Equivest, and the sublicensing of gaming software to Equivest. Equivest is an unrelated third party. We receive a fee from Equivest based upon the revenue generated by its casino's on-line play. As our operating revenues are derived as a percentage of those earned by an on-line casino and our expenses include those attributable to the operations of said casino, we described them herein as casino revenues and expenses to provide a better understanding of the factors affecting such revenues and expenses and the manner in which they are earned or incurred.

The agreement that we have with Equivest provides for us to earn revenues based on a percentage of Equivest's net casino winnings. Our revenue stream is therefore dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers who place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

Financial Results

We had processed $36,377,217 in gaming transactions and $863,454 in net casino revenues during the year ending December 31, 2004 as contrasted with $54,530,867 in gaming transactions and $1,007,427 in net casino revenues during the same period of the prior year. This represented a 33.3% decrease in year-to-year gaming transactions and a 14.3% decrease in year-to-year net casino revenues. Our Net gaming transactions, or "handle", are separate and distinct from our revenues, are not reflected as revenues in our financial statements and should not be confused with our revenues. The decrease in gaming transactions and net casino revenues are attributable to competition that we face from on line poker play, the adverse effects of U.S. governmental regulation on online gaming in general, the attention that management has spent to its efforts to develop Midas and to pursue synergistic acquisitions, as well as our failure to fill key marketing posts during most of the year ending December 31, 2004. On a year-to-year basis, our net casino revenues decreased at a lower rate than our processed gaming transactions, as our relationship of revenue to handle increased to approximately 2.37% for the year ending December 31, 2004 from approximately 1.85% for the year ending December 31, 2003. We cannot be certain that we will be able to maintain or improve the relationship between our revenue to handle and must ultimately process a higher level of gaming transactions to reach a level of profitability. No assurance is given that we will ever be able to do so, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

Our revenues are subject to certain uncertainties associated with the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player's ability to make payments to us through US companies or companies doing business in the United States. These risks are more particularly described herein. The amounts and percentages of our revenues derived from Equivest's US players are described in the following table:

                              Amount of Revenues         Percentage of Revenues
                                Derived From                 Derived From
Period                       Equivest's US Players       Equivest's US Players
------------------           ---------------------       ----------------------

Year Ending
-----------
December 31, 2003                  $907,303                     90.0%

Year Ending
-----------
December 31, 2004                  $753,098                     87.2%


Given the competition that we and the on-line casino website that we administer face from others in our industry and the on-line and land based poker industry, we cannot be certain that we will be able to attract new players to Equivest's casino site, retain existing players or attain a level of profitability. Even if we do so, the possible effects or threats of government regulation on the processors, advertisers or search engines with which we do business may impair our revenues and results of operations.

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

Effects of Existing and Potential Regulation on our Business and Operations

Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. The effects of existing and potential regulation are more particularly described herein. As the winnings of Equivest's online casino operations represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well. In recognition of the foregoing, our servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where we feel the regulatory environment is more favorable to our operations.

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

Existing worldwide governmental regulation and the possibility of future worldwide governmental regulation on Internet and land-based gaming operations can have a material and adverse effect on our operations and future prospects. The elimination of land based betting duties in Great Britain has the effect of making land-based gaming more competitive with on-line gaming and could drive business and revenues away from on-line gaming sites. The long term effects of these regulations could put pressure on other jurisdictions to permit and regulate on-line gaming in their respective jurisdictions and could create greater competition for us, as such regulations may benefit land based casinos who have better name recognition and financial resources.

We are also faced with risks regarding the potential prohibition of online casino gaming. These risks are more pronounced in connection with the business that Equivest derives from American players. The United States Congress has attempted to criminalize Internet gambling as well as the processing of Internet gambling transactions. While such legislation has not yet been enacted, no assurance is given that such legislation or other legislation adversely affecting our operations and business will not be enacted and signed into law.

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

Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. Attempts have also been made to criminalize the processing of Internet gaming transactions and advertising of on-line gambling solicitations. Whether or not such attempts ultimately succeed, they can and do have a chilling effect on our ability to arrange for the processing of gaming transactions and solicit and retain players. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets.

We intend to minimize the foregoing risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. Despite our efforts, a significant amount of our business is derived from players residing in the United States. There is no assurance, however, that we will be able to shift our business away from American players or otherwise avoid the reach of potentially adverse governmental regulation.

Worldwide is a sub-licensor of online gaming software and administers a third party's online casino website. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, we can offer no assurance that any given jurisdiction will not take the position that we or Worldwide are directly subject to their regulations governing online gaming.

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

         2. Financial Statement Schedules - None

         3. Exhibits:

Exhibit No.     Description
-----------     -------------------
  3.1           Articles of Incorporation, as amended**
  3.2           Bylaws, as amended*
  4.1           Common Stock Certificate*
 10.1           Loan Agreement, as amended**
 14.1           Code of Ethics**
 21.1           Subsidiaries**
 31.1           Rule 13a-14(a)/15d-14(a) Certification of George Gutierrez
 31.2           Rule 13a-14(a)/15d-14(a) Certification of Dean Ward
 32.1           Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Form 10-SB12G filed with the US Securities and Exchange Commission on April 4, 2000.

** Incorporated by reference to our Form 10-KSB filed with the US Securities and Exchange Commission on April 5, 2005.

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

                                         ANGELCITI ENTERTAINMENT, INC.


Date:  December 12, 2005                 By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 12, 2005                 By: /s/ George Gutierrez
                                             ----------------------------------
                                             George Gutierrez, CEO and Director


Date:  December 12, 2005                 By: /s/ Dean Ward
                                             -----------------------------------
                                             Dean Ward, CFO and Director

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