Form 10KSB/A
period 2004-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-02-01
CIK 1084122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Amendment No. 2 to
                                   FORM 10-KSB


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


As of December 31, 2004, there were 3,598,151 shares of the Registrant's Common Stock, $.00025 par value per share, issued and outstanding.


Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

================================================================================

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

On October 20, 2004, the Company issued 30,289 shares at $.11 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,456.

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


On December 7, 2004, the Company delivered 28,328,000 shares to a lender on a contingent basis as collateral for repayment of a loan. These shares are not considered issued or outstanding for accounting purposes and must be returned to us unless we commit an event of default under our loan agreement with this lender. These shares, if ultimately issued, will have been issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.



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

The agreement that we have with Equivest provides for us to earn revenues based on a percentage of Equivest's net casino winnings. Our revenue stream is therefore dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers who place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.
                                       12

Financial Results
-----------------

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

Title of               Name and Address of                              Amount of          Percent
Class                  Beneficial Owner                                 Shares(4)         of Class(4)
-----------------      ---------------------------                      ---------         ----------
Common stock           George Gutierrez
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204                         30,712(1)            0.85%

Common Stock           Dean Ward
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204                         20,765(2)            0.58%

Common Stock           Corinth IV Eirl
                       70 East Sunrise Highway, #415
                       Valley Stream, NY 11581                         312,000               8.67%

Common Stock           Worldwide Entertainment, Inc.
                       Apartado 10455-1000
                       San Jose, Costa Rica                            312,000               8.67%

Common Stock           Omega Ventures(5)
                       9000 Sheridan Street, #8
                       Pembroke Pines, FL 33024                        408,139              11.34%

Common Stock           Lawrence Hartman (5)
                       9000 Sheridan Street, #8
                       Pembroke Pines, FL 33024                        408,139              11.34%

Title of               Name and Address of                              Amount of          Percent
Class                  Beneficial Owner                                 Shares(4)         of Class(4)
-----------------      ---------------------------                      ---------         ----------
Common Stock           Visionet Ltda.
                       Apartado 10546-1000
                       San Jose, Costa Rica                            312,000               8.67%

Common Stock           All Executive Officers
                       and Directors as a Group
                       (2 people)                                       51,477(1)(2)         1.43%

Preferred Stock,       George Gutierrez
Series A               9000 Sheridan Street
                       Pembroke Pines, FL 33204                         10,000(3)           50.00%


Preferred Stock,       Dean Ward
Series A               9000 Sheridan Street
                       Pembroke Pines, FL 33204                         10,000(3)           50.00%

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

(4) Does not include 28,328,000 common shares held by Lemco Holdings, Ltd. ("Lemco"), that had been delivered to Lemco as collateral in connection with the Loan and Security Agreement. These shares must be returned to us by Lemco in the event we commit no event of default under the Loan Agreement. These shares have not been reflected in our financial statements as issued or outstanding and are not reflected in the foregoing table.

(5)  Lawrence Hartman is a control person of Omega.



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


During the fourth calendar quarter of 2003, we entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provided for a credit facility of up to $2,430,000 that could be distributed to us under certain circumstances in one or more draws. The Loan Agreement was entered into on a best-efforts basis and the lender was not obligated to advance any funds to us. In January 2005, the lender advanced $300,000 to us in connection with this loan facility. Our obligations under the Loan Agreement were originally secured by our issuance to the Lender of 50,220 Series B Convertible Preferred Shares. The lender took possession of these shares in December 2004, converted 12,555 of the Series B convertible preferred shares into 28,328,000 of our common shares, and retained the remaining 37,665 Series B convertible preferred shares. The remaining Series B convertible preferred shares would have been convertible into 753,000,000 of our common shares. Upon conversion, the lender would have attained voting control of our management and company. However, said shares were never converted and in February 2005, we amended the financing agreement with our lender whereby all of the 37,665 Series B convertible preferred shares were surrendered to us. Repayment of the loan is now secured solely by 28,328,000 of our common shares. These shares, while delivered to the lender as collateral for repayment of the loan, are not deemed issued or outstanding.


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

Reports on Form 8-K
-------------------

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

                                         ANGELCITI ENTERTAINMENT, INC.


Date:  February 1, 2006                  By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  February 1, 2006                  By: /s/ George Gutierrez
                                             ----------------------------------
                                             George Gutierrez, CEO and Director


Date:  February 1, 2006                  By: /s/ Dean Ward
                                             -----------------------------------
                                             Dean Ward, CFO and Director

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

As more fully described in Note 17, subsequent to the issuance of the Company's 2004 consolidated financial statements and our report thereon dated March 21, 2005, we became aware that those consolidated financial statements required revision to treat collateral shares as unissued. In our related report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raised doubt about the Company's ability to continue as a going concern. Our opinion on the revised consolidated financial statements expressed herein, remains unqualified with an explanatory paragraph describing conditions that raised doubt about the Company's ability to continue as a going concern.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 21, 2005 (except for Note 17 to
                   which the date is December 21, 2005)

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                -----------------

                                     ASSETS
                                     ------
                                                                          As Restated
                                                                           (Note 17)
CURRENT ASSETS
  Cash                                                                   $    166,440
  Accounts receivable                                                             766
  Due from affiliates                                                          27,002
  Prepaid                                                                       3,500
  Investment in non-marketable securities - related party - at cost           335,906
                                                                         ------------
TOTAL CURRENT ASSETS                                                          533,614
                                                                         ------------
OTHER CURRENT ASSETS
  Deposits                                                                        905
                                                                         ------------
TOTAL OTHER CURRENT ASSETS                                                        905
                                                                         ------------
PROPERTY AND EQUIPMENT, NET                                                    24,372
                                                                         ------------
TOTAL ASSETS                                                             $    558,891
                                                                         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                       $     64,254
  Loan payable - related party                                                 83,339
  Accrued royalty payable                                                      31,916
  Customer deposits                                                            19,807
  Payouts due                                                                   2,987
  Payroll taxes payable                                                         4,841
                                                                         ------------
TOTAL CURRENT LIABILITIES                                                     207,144
                                                                         ------------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                             20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                               --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      3,598,151 shares issued and outstanding                                     900
  Additional paid-in capital                                                2,724,111
  Accumulated deficit                                                      (2,253,492)
                                                                         ------------
                                                                              471,539
  Less:  Deferred Compensation                                               (119,792)
                                                                         ------------
TOTAL STOCKHOLDERS' EQUITY                                                    351,747
                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    558,891
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

                                    PREFERRED STOCK
                                        SERIES A              COMMON STOCK       ADDITIONAL                   DEFERRED
                                --------------------    ---------------------    PAID - IN    ACCUMULATED     LICENSED  SUBSCRIPTION
                                 SHARES      AMOUNT       SHARES       AMOUNT     CAPITAL       DEFICIT         FEE      RECEIVABLE
                                --------    --------    ----------    -------    ----------   -----------     ---------  ----------
Balance,  December 31, 2002           --          --     5,040,000      1,260       322,240      (402,909)   (297,500)          --

Deemed issuance
  to shareholders                     --          --       681,600        170          (170)           --          --           --

Recapitalization -
  net equity                          --          --            --         --       (27,730)           --          --           --

Stock issued for cash,
  net of offering costs               --          --       738,587        185     1,157,131            --          --      (26,719)

Cancellation and
  contribution of
  common stock                        --          --          (160)        --            --            --          --           --

Stock issued for
  services                            --          --        24,000          6        39,994            --          --           --

Stock options exercised
  in connection with
  accrued royalty
  payment to software
  vendor                              --          --        18,192          5        64,730            --          --           --

Amortization of deferred
  license fee                         --          --            --         --            --            --     159,167           --

Transfer-in of computer
  equipment from parent               --          --            --         --        17,937            --          --           --

Exchange of common stock
  for preferred stock             14,000          14    (4,360,000)    (1,090)        1,076            --          --           --

Parent forgiveness of debt            --          --            --         --        85,362            --          --           --

Net loss, 2003                        --          --            --         --            --    (1,054,899)         --           --
                                --------    --------    ----------    -------    ----------   -----------   ---------     --------

Balance,
  December 31, 2003               14,000          14     2,142,219        536     1,660,570    (1,457,808)   (138,333)     (26,719)

Preferred Stock
  Issued for Services              6,000           6            --         --        19,994            --          --           --

Common Stock Issued
  for Services                        --          --       115,000         29       287,471            --          --           --

Stock issued for cash,
  net of offering costs               --          --     1,323,368        331       691,478            --          --         (661)

Stock options exercised
  in connection with
  accrued royalty
  payment to software
  vendor                              --          --        17,564          4        64,598            --          --           --

Amortization of deferred
  license fee                         --          --            --         --            --            --     138,333           --

Amortization of deferred
  consulting services                 --          --            --         --            --            --          --           --

Provision for uncollectible
  stock subscriptions
 receivable                           --          --            --         --            --            --          --       27,380

Dividend                              --          --            --         --            --       (95,340)         --           --

Net Loss, 2004                        --          --            --         --            --      (700,344)         --           --
                                --------    --------    ----------    -------    ----------   -----------   ---------     --------
BALANCE,
  DECEMBER 31, 2004               20,000    $     20     3,598,151        900   $ 2,724,111   $(2,253,492)  $      --           --
  (As Restated Note 17)         ========    ========    ==========    =======   ===========   ===========   =========     ========


[RESTUBBED]


                                    DEFERRED
                                 COMPENSATION     TOTAL
                                 ------------   ----------

Balance,  December 31, 2002            --       (376,909)

Deemed issuance
  to shareholders                      --             --

Recapitalization -
  net equity                           --        (27,730)

Stock issued for cash,
  net of offering costs                --      1,130,597

Cancellation and
  contribution of
  common stock                         --             --

Stock issued for
  services                             --         40,000

Stock options exercised
  in connection with
  accrued royalty                      --             --
  payment to software
  vendor                               --         64,735

Amortization of deferred
  license fee                          --        159,167

Transfer-in of computer
  equipment from parent                --         17,937

Exchange of common stock
  for preferred stock                  --             --

Parent forgiveness of debt             --         85,362

Net loss, 2003                         --     (1,054,899)
                              -----------    -----------

Balance,
  December 31, 2003                    --         38,260

Preferred Stock
  Issued for Services                  --         20,000

Common Stock Issued
  for Services                   (287,500)            --

Stock issued for cash,
  net of offering costs                --        691,148

Stock options exercised
  in connection with
  accrued royalty
  payment to software
  vendor                               --         64,602

Amortization of deferred
  license fee                          --        138,333

Amortization of deferred
  consulting services             167,708        167,708

Provision for uncollectible
  stock subscriptions
 receivable                            --         27,380

Dividend                               --        (95,340)

Net Loss, 2004                         --       (700,344)
                              -----------    -----------
BALANCE,
  DECEMBER 31, 2004           $  (119,792)   $   351,747
   (As Restated Note 17)      ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements.

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
                                                                              ============    ============

           See Accompanying Notes to Consolidated Financial Statements.

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

         (M) NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. For fiscal years 2004 and 2003 that have net loss, basic and diluted EPS are the same since all common stock equivalents were anti dilutive. At December 31, 2004, there were 28,328,000 shares of common stock that are considered dilutive securities outstanding. These collateral shares are contingently returnable. The contingent shares are not included in the computation of Basic EPS. In December 2004, the Company issued those 28,328,000 shares in order to obtain a loan (see Notes 10 (B) (ii) and 15).

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

                  o        Term: 5 years

                  o Collateral: 28,328,000 shares of common stock. These restricted shares have been transferred to LH. The shares were issued in December 2004 but not considered issued for accounting purposes (see Note 10(I)). Upon the repayment of the loan advance plus any related accrued interest, the shares are required to be returned to the Company. (See Note 1(M)).

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

         (I) COLLATERAL COMMON SHARES

         On December 7, 2004, in connection with the funding agreement with LH as previously discussed above, 28,328,000 shares of the Company's common stock was issued as collateral. The shares are contingently returnable. Due to the contingency and the fact that the shares are un-vested and non- voting, the shares are not issued or outstanding for accounting purposes.

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

NOTE 17 RESTATEMENT

Subsequent to the issuance of the Form 10-KSB for the year ended December 31, 2004, the Company became aware that the 28,328,000 shares issued as collateral should not have been presented as issued (they had already been excluded from the "outstanding" shares and thus far excluded from the computation of EPS). The resulting change eliminated deferred expense contra equity and reduces common stock and APIC by $14,164,000. There is no effect on net loss, net loss per share or cash flows.