Form 10QSB/A
period 2005-03-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-02-01
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 1 to
                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2005

                         Commission File Number: 0005468

                          ANGELCITI ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                           ICHANCE INTERNATIONAL, INC.
                           (Former name of registrant)

            Nevada                                               52-2043569
------------------------------                               -------------------
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

         N/A

As of March 31, 2005, there were 3,896,471 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

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

                 AngelCiti Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2005
                                    Unaudited

                                     ASSETS

                                                                     As Restated
                                                                       (Note 17)
Current Assets
  Cash                                                             $    396,781
  Accounts receivable, net                                                1,900
  Due from affiliate                                                        563
  Prepaid and other                                                       4,587
  Investment in non-marketable securities -
    related party - at cost                                             285,868
                                                                   ------------
Total Current Assets                                                    689,699
                                                                   ------------

Other Current Assets
  Deposits                                                                2,210
                                                                   ------------
Total Other Current Assets                                                2,210
                                                                   ------------

Fixed Assets, net                                                        22,122
                                                                   ------------

Total Assets                                                       $    714,031
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $     59,086
  Loans payable - related party                                         316,838
  Accrued interest - related party                                        4,696
  Accrued royalty payable                                                33,780
  Customer deposits                                                      15,175
  Payouts due                                                             8,708
  Accrued stock payable                                                  19,823
  Payroll taxes payable                                                   2,133
                                                                   ------------
Total Current Liabilities                                               460,239
                                                                   ------------
Commitments and Contingencies (Note 6)

Stockholders' Equity
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                       20
  Convertible preferred stock, Series B, $0.001 par value,
      100,000 shares authorized, none issued and
      outstanding                                                            --
  Common stock, $0.00025 par value, 300,000,000 shares
      authorized 3,896,471 shares issued and outstanding                    974
  Common stock issuable, $0.00025 par value                                   4
  Additional paid-in capital                                          2,846,662
  Accumulated deficit                                                (2,540,951)
                                                                   ------------
                                                                         306,709
                                                                   ------------
  Less:  Deferred Compensation                                          (47,917)
  Less:  Stock subscription receivable (5,000 shares)                    (5,000)
                                                                   ------------
Total Stockholders' Equity                                              253,792
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    714,031
                                                                   ============

                 AngelCiti Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three months ended
                                                             March 31,
                                                       2005            2004
                                                   ------------    ------------
                                                   As Restated
                                                     (Note 17)

Casino Revenues, net                               $    167,409    $    314,122
                                                   ------------    ------------

Operating Expenses
Depreciation                                              2,250           1,400
Affiliate Commission                                     33,599          41,758
Bad debts                                                 8,391          35,201
Consulting                                               76,839          15,000
Royalty                                                  32,185          60,962
Marketing                                                 6,000              --
Advertising                                              86,625          13,190
Legal & Professional fees                                33,803          45,150
Rent                                                      2,201           1,685
License Fee                                                --            69,167
General and Administrative                              119,262         129,958
                                                   ------------    ------------
Total Operating Expenses                                401,155         413,471
                                                   ------------    ------------

Loss from Operations                                   (233,746)        (99,349)
                                                   ------------    ------------

Other Income (Expense)
Interest income                                              16             366
Other income                                              1,005           1,375
Interest expense                                         (4,696)            (80)
                                                   ------------    ------------
Total Other Income (Expense), net                        (3,675)          1,661
                                                   ------------    ------------

Net Loss                                           $   (237,421)   $    (97,688)
                                                   ============    ============

Net Loss Per Share - Basic and Diluted             $      (0.08)   $      (0.04)
                                                   ============    ============

Weighted average number of shares outstanding
    during the period - basic and diluted             2,864,952       2,275,746
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

The company is in continuing negotiations for an acquisition with Carib Gaming Limited, ("CG") a Turks and Caicos based company. CG has a license to operate slot and other electronic gaming machines. A definitive agreement was signed on March 17, 2005.

NOTE 17 RESTATEMENT

Subsequent to the issuance of the Form 10-QSB for the quarter ended March 31, 2005, the Company became aware that the 28,328,000 shares issued as collateral should not be presented as issued and outstanding. The resulting change eliminates deferred expense contra equity and reduces common stock and APIC by $14,164,000. There is no effect on the net loss or cash flows. Net loss per share increased by $(0.07).

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

Overview
--------

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

Worldwide is a sub-licensor and administrator of Internet casino gaming software. We do not own on-line casinos. Our operating revenues are generated solely from our administration of the on-line casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. We receive a fee from Equivest based upon the revenue generated by its casino's on-line play. As our operating revenues are derived as a percentage of those earned by the owner of on-line casinos and our expenses include those attributable to said casinos, we describe them herein as casino revenues and expenses to provide a better understanding of the factors affecting such revenues and expenses and the manner in which they are earned and incurred.

We are not actively pursuing other online casino customers. Rather, we are focusing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

We pay out a percentage of the fees that we earn to our software provider/licensor. The principal software product that we sub-license is an on-line gaming product owned by Real Time Gaming ("RTG"). We sub-license this product pursuant to a renewable one-year software license agreement. Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we do not have any immediate plan to develop our own proprietary software. The incorporation of new sublicensed products into our operations could also require a significant amount of time and funding. We cannot be certain that we will ever have the staff or resources needed to develop proprietary software or incorporate new sub-licensed products into our operations in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of the RTG Software.

A full description of our operations can be found in our Annual Report on Form 10-KSB for the year ending December 31, 2004.

Financial Results
-----------------

For the three-month period ending March 31, 2005, we processed $12,426,180 in gaming transactions, as contrasted with gaming transactions of $11,883,387 for the same period of last year. We achieved this modest increase in processed gaming transactions despite the fact that one of our transaction processors had stopped doing business with us during the course of the first calendar quarter of this year. Our net gaming transactions, or "handle", are separate and distinct from our revenues, are not reflected as revenues in our financial statements, and should not be confused with our revenues. Despite the 4.56% increase in net gaming transactions, our net casino revenues decreased significantly to $167,409 for the three-month period ending March 31, 2005 from $314,122, for the same period of last year. Our overall win percentage suffered a precipitous decline as our net casino revenue to handle ratio decreased to approximately 1.34% from 2.64% on a year-to-year basis. We have not identified any factors that have led to the reduction in our net casino revenue to handle ratio and decrease in net casino revenues. However, we remain committed to increasing traffic to the on-line casino whose operations we administer and continue to offer promotional dollars to attract new players.

Our revenues are subject to significant uncertainties associated with the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player's ability to make payments to us through United States companies or companies doing business in the United States. These risks are more particularly described below. The amounts and percentages of our revenues derived from Eqiuvest's US players is described in the following table:

                               Amount of Revenues         Percentage of Revenues
     Period                 Derived From US Players      Derived From US Players
     ------                 -----------------------      -----------------------
Three-month period
Ended March 31, 2004               $273,286                      87.1%

Three-month period
Ended March 31, 2005               $160,713                      96.0%

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

Effects of Existing and Potential Government Regulation
-------------------------------------------------------

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

Existing worldwide governmental regulation and the possibility of future worldwide governmental regulation on Internet and land based gaming operations can have a material and adverse effect on our operations and future prospects. The elimination of land based betting duties in Great Britain has had the effect of making land-based gaming more competitive with on-line gaming and could drive business and revenues away from on-line gambling sites. The long term effects of these regulations could put pressure on other jurisdictions to permit and regulate on-line gaming in their respective jurisdictions and could create greater competition for us, as such regulations would likely benefit land based casinos who have better name recognition and resources.

We are also faced with risks regarding the potential prohibition of online casino gaming. These risks are more pronounced in connection with the business that Equivest derives from its American players. The United States Congress has attempted to criminalize Internet gambling and the processing of Internet gambling transactions. While such legislation has not yet been enacted, no assurance is given that such legislation or other legislation adversely affecting our operations and business will not be enacted and signed into law.

In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. However, the government of Antigua has recently brought suit and won a ruling against the United States federal government in an effort to prevent US legislation from impacting online gaming companies that operate from within Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States' efforts to curtail online casino gaming and it is equally unclear as to whether the United States will appeal the World Trade Organization ruling.

Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees. Such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees and could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. Attempts have also been made at the state level to criminalize the processing of Internet gaming transactions and the advertisement of on-line gaming solicitations. Whether or not such attempts ultimately succeed, they can and do have a chilling effect on our ability to arrange for the processing of gaming transactions and solicit and retain players. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets.

We intend to minimize the foregoing risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. Despite our efforts, a significant amount of our business is derived from players residing in the United States. There is no assurance, however, that we will be able to shift Equivest's business away from American players or otherwise avoid the reach of potentially adverse governmental regulation.

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

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting are effective and have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Date:  February 1, 2006                  By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President


Date:  February 1, 2006                  By:  /s/ Dean Ward
                                              ----------------------------------
                                              Dean Ward, CFO and Director