Form 10QSB/A
period 2005-06-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-02-01
CIK 1084122

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                ASSETS
                                                                    As Restated
                                                                      (Note 17)

CURRENT ASSETS
  Cash                                                              $   135,565
  Due from Affiliates                                                       969
  Prepaid and Other                                                       5,061
                                                                    -----------
TOTAL CURRENT ASSSETS                                                   141,595
                                                                    -----------
FIXED ASSETS, NET                                                        19,872

OTHER ASSETS
  Investment in non-marketable securities -
   related party - at cost                                              285,868
  Investment in Acquiree - at cost                                      620,000
                                                                    -----------
TOTAL OTHER ASSETS                                                      905,868
                                                                    -----------
TOTAL ASSETS                                                        $ 1,067,335
                                                                    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   132,395
  Account payable - related party                                         6,005
  Accrued royalty payable                                                18,780
  Customer deposits                                                       7,812
  Payouts due                                                             8,245
  Payroll taxes payable                                                   3,997
  Loan payable - related party                                           23,691
  Accrued Property Dividend Payable                                      96,327
  Note payable                                                          520,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               817,252
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 shares issued and outstanding                20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                         --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
     7,082,093 shares issued and outstanding                              1,770
  Common Stock Issuable (33,500 shares)                                       8
  Additional paid in capital                                          5,987,163
  Accumulated deficit                                                (5,613,554)
                                                                    -----------
                                                                        375,407
                                                                    -----------

  Less:  Deferred Consulting                                            (89,925)
  Less:  Stock subscription receivable  (112,755 shares)                (35,399)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              250,083
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,067,335
                                                                    ===========

     See accompanying notes to unaudited consolidated financial statements.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                            ----------------------------    ----------------------------
                                                 2005            2004           2005            2004
                                            ------------    ------------    ------------    ------------
                                             As Restated                     As Restated
                                             (Note 17)                       (Note 17)
CASINO REVENUES, NET                        $    116,352    $    181,973    $    283,761    $    496,095
                                            ------------    ------------    ------------    ------------
OPERATING EXPENSES
Depreciation                                       2,250           1,400           4,500           2,800
Affiliate Commission                              36,585          34,038          70,184          75,796
Bad debts                                         29,577         (26,637)         37,968           8,564
Consulting                                       128,753          46,489         205,592          61,489
Royalty                                           30,000          60,000          62,185         120,962
Marketing                                         25,000          25,775          31,000          25,775
Advertising                                       37,217          19,958         123,842          33,148
Legal &Professional fees                         44,662          46,879          78,465          92,029
Rent                                               2,419           1,701           4,620           3,386
License Fee                                           --              --              --          69,167
General and Administrative                       120,579         142,333         239,841         272,291
                                            ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                         457,042         351,936         858,197         765,407
                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (340,690)       (169,963)       (574,436)       (269,312)
                                            ------------    ------------    ------------    ------------
OTHER INCOME
Interest income                                       22              56              38             422
Other income                                       5,936          15,468           6,941          16,843
                                            ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                                 5,958          15,524           6,979          17,265
                                            ------------    ------------    ------------    ------------

OTHER EXPENSE
Interest expense                                      --              --          (4,696)            (80)
Other expenses                                        --              --              --              --
Loss on exchange of common stock for debt     (2,641,544)             --      (2,641,544)             --
                                            ------------    ------------    ------------    ------------
TOTAL OTHER EXPENSE                           (2,641,544)             --      (2,646,240)            (80)
                                            ------------    ------------    ------------    ------------

Total Other Income (Expense), net             (2,635,586)         15,524      (2,639,261)         17,185
                                            ------------    ------------    ------------    ------------

NET LOSS                                      (2,976,276)       (154,439)   $ (3,213,697)   $   (252,127)
                                            ============    ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED             (0.49)          (0.06)   $      (0.79)   $      (0.10)
                                            ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE YEAR -
  BASIC AND DILUTED                            6,080,075       2,562,455       4,089,341       2,419,101
                                            ============    ============    ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                          ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------
                                                                                2005            2004
                                                                            ------------    ------------
                                                                            As Restated
                                                                             (Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (3,213,697)   $   (252,127)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Depreciation                                                                       4,500           2,800
Bad debts                                                                         37,968           8,564
Preferred stock issued for services                                                   --          20,000
Recognition of deferred stock based financing fee                                     --          69,167
Recognition of  deferred stock based compensation                                     --          23,958
Common stock issued for services                                                  25,000              --
Common stock issued to settle accrued interest                                     4,696              --
Amortization of stock based deferred expenses                                    149,767              --
Loss on exchange of common stock to settle debt                                2,641,544              --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                            (37,202)            514
  Prepaid and other assets                                                          (656)           (372)
  Due from affiliate                                                              26,033              --
Increase (decrease) in:
  Accounts payable                                                                68,141             911
  Account payable-related party                                                    6,005              --
  Accrued royalty payable                                                        (13,136)         38,916
  Accrued interest payable                                                            --            (320)
  Customer deposits and payouts due                                               (6,737)        (18,872)
  Payroll taxes payable                                                             (844)           (185)
  Settlement Payable                                                                  --         (12,500)
                                                                            ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                           (308,618)       (119,546)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disbursement to acquire investment at cost                                    (100,000)        (50,290)
  Restricted cash paid for acquisition                                                --        (125,000)
  Deposits                                                                            --         (92,556)
  Loan proceeds - related party                                                       --          18,549
                                                                            ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                           (100,000)       (249,297)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs                  137,391         480,097
  Proceeds from loans - related party                                            300,000          20,365
  Repayment of loan - related party                                              (59,648)             --
  Repayment of note                                                                   --         (23,960)
                                                                            ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        377,743         476,502
                                                                            ------------    ------------

Net Increase (decrease) in Cash                                             $    (30,875)   $    107,659

Cash at Beginning of Period                                                      166,440         118,363
                                                                            ------------    ------------

CASH AT END OF PERIOD                                                       $    135,565    $    226,022
                                                                            ============    ============

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
    Interest                                                                $         --    $         --
                                                                            ============    ============
    Taxes                                                                   $         --    $         --
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

In January 2005, pursuant to the terms of a collateral loan agreement and promissory note, the Company received $300,000 of working capital from a principal stockholder (See Note 12). The lender is a related party since it holds more than 10% of the issued and outstanding common stock of the Company. The lender, however, cannot exercise control due to the superior voting rights attributed to the Series A, convertible voting stock. The note bears interest at LIBOR + 4%, was secured by 28,328,000 of common stock and had a scheduled maturity of five years from the anniversary of the advance.

On April 25, 2005, the Company reached a settlement to repay the $300,000 and related accrued interest of $4,696. The Company repaid the debt by allowing the lender to keep 2,728,000 shares of the previously issued 28,328,000 shares of common stock (see above). In connection with this share settlement, the Company recorded the return and cancellation of 25,600,000 shares of common stock. The 2,728,000 were valued at $2,728,000 were valued at $2,946,240 based on the $1.08 quoted trading price on the settlement date resulting in a loss on settlement of $2,641,544.

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

NOTE 15 GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $3,213,697 and net cash used in operations of $308,618 for the six months ended June 30, 2005 and a working capital deficiency of $675,657 and an accumulated deficit of $5,613,554 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS

In July 2005, the Company received $35,399 on subscription. See Note 11(D)

NOTE 17 RESTATEMENT

Subsequent to the issuance of the Form 10-QSB for the quarter ended June 30, 2005, the Company became aware that the 28,328,000 shares issued as collateral in 2004 should not have been accounted for as issued or outstanding and should have been excluded from the computation of loss per share for the three and six months ended June 30, 2005. In addition, the settlement of the loan and interest with 2,728,000 of collateral shares should have been accounted for with valuation on the settlement date. The resulting change increases net loss by $1,582,240 for cash of the three and six months ended June 30, 2005, respectively, and net loss per share by $(0.39) and $(0.72) for the same periods, respectively.

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

We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of its net casino winnings. Our revenue stream is therefore dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

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

Our revenues are subject to uncertainties associated with the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player's ability to make payments to us through United States companies or companies doing business in the United States. These risks are more particularly described below. The amounts and percentages of our revenues derived from Eqiuvest's US players are described in the following table:

                              Amount of Revenues         Percentage of Revenues
     Period                 Derived From US Players     Derived From US Players
     ------                 -----------------------     -----------------------
Three-month period
Ended June 30, 2004                $177,022                       97.3%

Three-month period
Ended June 30, 2005                $ 94,525                       81.2%

Six-month period
Ended June 30, 2004                $450,308                       90.8%

Six-month period
Ended June 39, 2005                $255,238                       89.9%

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

Effects of Existing and Potential Government Regulation on our Business and Operations
-----------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. While we strive to increase our operations and attain a level of profitability, we have historically been forced to rely on additional investment capital and loans to remain in business. Towards this end, we have raised net cash proceeds of $19,761 and subscriptions receivable of $30,399 during the second calendar quarter of 2005 year, net of commissions, pursuant to an ongoing Regulation S offering, during the course of which we sold 330,222 shares of our restricted common stock. Some of these shares were paid for during the previous calendar quarter. The subscriptions receivable were paid in full in July 2005. On January 4, 2005 we received an advance of $300,000 pursuant to a Loan and Security Agreement (the "Loan Agreement") from an unrelated third party lender. The lender has agreed to settle this loan and all related interest that had accrued thereon in exchange for its retention of 2,728,000 of our common shares that the lender had been holding to secure repayment of its loan to us.

As of June 30, 2005, we had cash of $135,565 and had a working capital deficit of $797,380 at that date. Our cash position and net working capital resulted from funds raised pursuant to our ongoing Regulation S offering and the partial funding of a loan facility that we had entered into in connection with the Loan Agreement referred to above

Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, as we cannot be certain that we will be able to continue to raise funds in the debt or equities markets at terms that are satisfactory to us. If we cannot generate sufficient cash flow or raise additional proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

On April 25, 2005, we settled a loan agreement with an unrelated third party for $300,000 and $4,696 of accrued interest in exchange for the issuance of 2,728,000 of our common shares to the lender. These shares were issued pursuant to a Regulation S offering. No commissions or other compensation were paid to any party in connection with this transaction.

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

         (b)   Reports on Form 8-K      Incorporated by reference.
               -------------------

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