Form 10QSB/A
period 2005-09-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-02-01
CIK 1084122

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

Transitional Small Business Disclosure Format Yes [ ] No [x]

                         Part I. - FINANCIAL INFORMATION




Item 1.  Financial Statements


                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                               ------------------
                                    UNAUDITED
                                    ---------


                                                                      As Restated
                                                                       (Note 17)
                                                                      -----------
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
                                                                        -----------

OTHER ASSETS
   Investment in Acquiree - at cost
   Investment in non-marketable securities -
      related party - at cost                                               285,868
   Investment in Acquiree - at cost                                         620,000
   Deferred offering costs                                                   24,286
                                                                        -----------
TOTAL OTHER ASSETS                                                          930,154
                                                                        -----------

TOTAL ASSETS                                                            $ 1,111,646
                                                                        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                     $   180,952
   Account payable, related party                                             6,005
   Accrued royalty payable                                                    5,876
   Customer deposits                                                         17,131
   Payouts due                                                                5,085
   Payroll taxes payable                                                      4,253
   Accrued interest payable                                                  16,100
   Loan payable - related party                                              30,315
   Accrued Property Dividend Payable                                         96,327
   Note payable                                                             520,000
                                                                        -----------
TOTAL CURRENT LIABILITIES                                                   882,044
                                                                        -----------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                           20
   Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                             --
   Common stock, $0.00025 par value, 300,000,000 shares authorized
      7,840,075 shares issued and outstanding                                 1,960
   Common stock issuable, $0.00025 par value, 71,000 shares                      17
   Additional paid-in capital                                             6,110,304
   Accumulated deficit                                                   (5,805,714)
                                                                        -----------
                                                                            306,587
                                                                        -----------
   Less: Deferred Consulting                                                (76,985)
   Less: Stock subscription receivable                                           --
                                                                        -----------
TOTAL STOCKHOLDERS' EQUITY                                                  229,602
                                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,111,646
                                                                        ===========

           See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     2005              2004            2005              2004
                                                  -----------      -----------      -----------      -----------
                                                  As Restated                       As Restated
                                                   (Note 17)                         (Note 17)
CASINO REVENUES, NET                              $   160,732      $   180,092      $   444,493      $   676,187
                                                  -----------      -----------      -----------      -----------
OPERATING EXPENSES
Amortization and Depreciation                           2,250            2,250            6,750            5,050
Affiliate Commission                                   28,850           17,851           99,034           93,647
Bad debts                                              11,510           (6,588)          49,478            1,976
Consulting                                            110,678           28,654          316,270           90,143
Royalty                                                30,000           50,000           92,185          170,962
Marketing                                                   0           10,000           31,000           35,775
Advertising                                                 0           56,250          123,842           89,398
Legal &Professional fees                               14,620           32,704           93,085          124,733
Rent                                                    3,191            1,802            7,811            5,188
License Fee                                                 0           69,166                0          138,333
Investor relations                                         --               --               --               --
General and Administrative                            138,030          126,323          377,871          398,774
                                                  -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES                              339,129          388,412        1,197,326        1,153,979
                                                  -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                 (178,397)        (208,320)        (752,833)        (477,792)
                                                  -----------      -----------      -----------      -----------

OTHER INCOME
Interest income                                            19            6,525               57            6,947
Other income                                            2,317              165            9,258           17,008
                                                  -----------      -----------      -----------      -----------
TOTAL OTHER INCOME                                      2,336            6,690            9,315           23,955
                                                  -----------      -----------      -----------      -----------

OTHER EXPENSE
Interest expense                                      (16,100)             (80)         (20,796)              --
Other expenses
Loss on exchange of common stock for debt                  --               --       (2,641,544)              --
                                                  -----------      -----------      -----------      -----------
TOTAL OTHER EXPENSE                                   (16,100)             (80)      (2,662,340)              --
                                                  -----------      -----------      -----------      -----------

Total Other Income (Expense)                          (13,764)           6,610       (2,653,025)          23,955
                                                  -----------      -----------      -----------      -----------

NET LOSS                                          $  (192,161)     $  (201,710)     $(3,405,858)     $  (453,837)
                                                  ===========      ===========      ===========      ===========

NET LOSS PER SHARE - BASIC AND DILUTED            $     (0.03)     $     (0.07)     $     (0.67)     $     (0.17)
                                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   DURING THE PERIOD - BASIC AND DILUTED            7,493,568        2,942,716        5,097,155        2,594,980
                                                  ===========      ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2005              2004
                                                                               ------------      ------------
                                                                               As Restated
                                                                                (Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (3,405,858)     $   (453,837)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Amortization                                                                             --                --
Depreciation                                                                          6,750             5,050
Bad debts                                                                            49,478             1,976
Preferred stock issued for services                                                      --            20,000
Recognition of deferred license fee                                                      --           138,333
Recognition of deferred compensation                                                     --            95,833
Common stock issued for services                                                     25,000                --
Common stock issued to settle accrued interest                                        4,696                --
Amortization of stock based deferred expenses                                       196,777                --
Loss on exchange of common stock to settle debt                                   2,641,544                --
Changes in operating assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                                              (48,712)            3,496
   Accrued interest receivable                                                           --            (6,246)
   Prepaid and other assets                                                           3,165             4,746
   Due from affiliate                                                                26,279                --
Increase (decrease) in:
   Accounts payable                                                                 116,698            30,671
   Accounts payable, related party                                                    6,005                --
   Accrued royalty payable                                                          (26,040)           65,147
   Accrued interest payable                                                          16,100              (639)
   Customer deposits and payouts due                                                   (578)          (30,119)
   Payroll taxes payable                                                               (588)           (2,760)
   Settlement payable                                                                    --           (12,500)
                                                                               ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (389,284)         (140,849)
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of non-marketable securities                                              --          (125,000)
   Acquisition of vehicle                                                                --           (17,000)
   Deposits                                                                              --           (92,585)
   Loan Receivable                                                                       --            18,549
   Disbursement to related party in exchange for settlement of convertible               --                --
      promissory note receivable                                                         --          (300,000)
   Disbursement to related party                                                         --           (10,768)
Disbursement to acquire future investment at cost                                  (100,000)               --
                                                                               ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (100,000)         (526,804)
                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of offering costs                    262,061           618,369
   Proceeds from loan payable, related party                                        300,000            44,221
   Repayment of note payable                                                        (53,024)          (23,960)
   Cash overdraft                                                                        --                55
   Deferred offering costs                                                          (24,286)               --
                                                                               ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           484,751           638,685
                                                                               ------------      ------------

Net Increase (Decrease) in Cash                                                $     (4,533)     $    (28,968)

Cash at Beginning of Period                                                         166,440           118,363
                                                                               ------------      ------------

CASH AT END OF PERIOD                                                          $    161,907      $     89,395
                                                                               ============      ============

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
      Interest                                                                 $         --      $         --
                                                                               ============      ============
      Taxes                                                                    $         --      $         --
                                                                               ============      ============
      Dividend paid to AngelCiti shareholders of Midas common stock            $     50,038      $     95,340
                                                                               ============      ============
      Settlement of convertible note receivable in exchange for Midas
         common stock                                                          $         --      $    306,246
                                                                               ============      ============
      Stock subscription receivable                                            $         --      $     35,412
                                                                               ============      ============
      Royalty payable settled by issuance of stock options                     $         --      $     64,602
                                                                               ============      ============
      Note issued to acquire investment - at cost                              $    520,000      $         --
                                                                               ============      ============
      Common stock cancellation and reduction of deferred expense              $ 12,800,000      $         --
                                                                               ============      ============
      Common stock issued to settle debt and reduction of deferred expense     $  1,364,000      $         --
                                                                               ============      ============
      Common stock issued to settle debt                                       $    304,696      $         --
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

      Accounts receivable at September 30, 2005 was as follows:

       Accounts receivable - other        $       --
       Accounts receivable                   204,226
       Allowance for chargebacks            (204,226)
                                          ----------

       ACCOUNTS RECEIVABLE, NET           $       --
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

The non-marketable securities are being carried at their cost pursuant to APB
18. Since the shares are thinly traded and other factors limit marketability, the shares do not meet the criteria of readily determinable fair value under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The shares have been included as a component in the share reconciliation below:

Activity relating to Midas shares held by the Company during the nine months ended September 30, 2005 was as follows:

                                                Shares     Recorded Value
                                              ----------   --------------
    December 31, 2004 (pre-split)              4,608,421   $      335,906
    Shares acquired via stock split           59,940,093               --
    Dividend shares issued to AngelCiti
       shareholders (pre-split)               (1,247,974)         (50,038)
    Shares sold                                       --               --
                                              ----------   --------------
    September 30, 2005                        63,300,540   $      285,868
                                              ==========   ==============

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

The composition of Non-Marketable Securities at September 30, 2005 is as follows:

                Cost          Fair Value     Unrealized Gain (Loss)
            ------------    -------------    ----------------------
            $    285,868    $     285,868          $       --

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

The 2,728,000 shares were valued at $2,946,240 based on the $1.08 quoted trading price on the settlement date resulting on a loss on settlement of $2,641,544.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                               ------------------
                                   (Unaudited)

NOTE 15 GOING CONCERN
---------------------

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $3,405,858 and net cash used in operations of $389,284 for the nine months ended September 30, 2005 and a working capital deficiency of $718,174 and an accumulated deficit of $5,805,714 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS
-------------------------

During the period from October 3, 2005 through October 24, 2005, the Company issued 229,700 shares of Regulation "S" stock. Proceeds from the issuance of common stock, net of related offering costs were $21,669.

NOTE 17 RESTATEMENT
-------------------

Subsequent to the issuance of the Form 10-QSB for the quarter ended September 30, 2005, the Company became aware that the 28,328,000 shares issued as collateral in 2004 should not have been accounted for as issued or outstanding and should have been excluded from the computation of loss per share for the three and nine months ended September 30, 2005. In addition, the settlement of the loan and interest with 2,728,000 of the collateral shares should have been accounted for with valuation on the settlement date. The resulting change increases the net loss by $1,582,240 for the nine months ended September 30, 2005 and net loss per share by $(0.57) for the same period.

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

                              Amount of Revenues Derived   Percentage of Revenues Derived
Period                        From Equivest's US Players     From Equivest's US Players
Three Month Period Ended
September 30, 2004                $136,622                         85.00%

Three Month Period Ended
September 30, 2005                $162,082                         90.0%

Nine Month Period Ended
September 30, 2004                $599,102                         88.6%

Nine Month Period Ended
September 30, 2005                $396,488                         89.2%

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

We are currently relying on affiliate marketing programs to drive our net casino revenues. Affiliate commissions increased to $28,850 from $17,851 for the three months ending September 30, 2005 from the same period of last year. Affiliate commissions increase to $99,034 from $93,034 for the nine months ending September 30, 2005. The increases in our affiliate commissions during the three months ending September 30, 20005 were offset by significant decreases in our marketing and advertising expenses from $66,250 for the three months ending September 30, 2004 to $-0- for the same period of the current year. We anticipate that we will continue to rely on affiliate marketing programs to improve our processed gaming transactions and net casino revenues for the remainder of this year. However, no assurance is given that we will be successful in this regard.

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


Date:  February 1, 2006                  By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and Director

Date:  February 1, 2006                  By: /s/ Dean Ward
                                             -----------------------------------
                                             Dean Ward, CFO and Director