Form 10KSB
period 2005-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-03-31
CIK 1084122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER 000-30213

                          ANGELCITI ENTERTAINMENT, INC.
                          -----------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     NEVADA                                52-2043569
         -------------------------------               -------------------
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

             9000 SHERIDAN STREET, SUITE 7, PEMBROKE PINES, FL 33204
         --------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 800-908-9574

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.00025 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company as of its most recent fiscal year end (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

The Registrant's revenue for the year ended December 31, 2005 was $650,252.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on February 15, 2006, is $826,117.

As of December 31, 2005, there were 9,251,985 shares of the Registrant's Common Stock, $.00025 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Except where otherwise stated, references in this document to "us," "we", "our", or "the Company" refer to AngelCiti Entertainment, Inc. and its subsidiaries ("AngelCiti"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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

From January 2004 through February 2006, we administered the online gaming operations of Equivest Opportunity Fund ("Equivest"), which owns the online casino URL known as Shark Casino.com, and sublicensed online gaming software that we obtained the rights to from three software developers. We were not engaged in the development of our own proprietary on line gaming software.

Through February 2006, we had the license to use, exploit and sublicense the gaming software owned by Real Time Gaming (the "RTG Software"). While we also had the license to use, exploit and sublicense the gaming software products known as Be The Dealer (the "BTD Software") and Empire Poker (the "Empire" Software"), these products, while utilized by us to a minimal degree, were not material to our overall operations and we did not focus our efforts on the development of the same. We utilized the RTG Software pursuant to a renewable one-year software license agreement entered into with Montana Overseas, SA ("Montana"), RTG's licensing agent (the "Montana Agreement").

Equivest had owned and marketed several on-line casino URLS, whose on-line gaming business we administered. However, they determined that it was more cost effective to market and direct traffic to fewer web sites rather than to many sites. As a result, all URL's other than SharkCasino.com had been abandoned.

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

Following the closing of the Modification Agreement, we had conducted virtually no significant business operations, other than the expansion of our Future Bet Gaming Software license as described above, until we closed our Share Exchange Agreement with Worldwide and its parent company on January 20, 2003

OPERATIONS AND PRODUCTS

Our two operating subsidiaries were sold in February 2006 marking our exit from on-line gaming related activities. See "Description of Business - Subsequent Event". The following discussion describes our former operations during the course of the year ending December 31, 2005.

We acquired the non-exclusive worldwide license to use, sublicense and exploit the RTG Software. The Montana Agreement required us to pay a royalty fee to Montana as a percentage of our ongoing revenues, with a minimum monthly royalty payment of $10,000. Montana provided us with updates and innovations to their RTG Software technology, which eliminated our need to fund ongoing research and development expenses. The RTG Software allowed on-line casino operators to offer games of chance to their players, including Blackjack, Craps, Video Poker, Roulette, Bingo, Poker, Baccarat, Let Em Ride, War, Red Dog and various forms of online slot machines, as well as other games developed by RTG or Montana in the future. The RTG Software provided enhanced sound and graphics, allowed real time interactivity within a user's own web browser, and provided access to an online casino through the use of a player's computer. Players had the option of: i) loading and playing casino games through their web browser with no downloading; or ii) downloading individual games or an online casino's entire web-site to achieve faster play. The RTG Software permitted online casinos to offer odds in each game as would be expected from land based games of chance. Players had the opportunity to win or lose in any given game, on any given day, just as one wins or loses in any land based casino.

The RTG Software allowed players to: i) play free of charge or open an account with our casino-customers; ii) fund their account with our casino-customers; and
iii) place their funds at risk by betting on the outcome of the casino games. For security purposes, wagering customers were required to provide certain personal and financial information, including a user name and password, in order to open an account. All accounts were password protected. In order to make live wagers, players were required to purchase electronic cash from our customers by making one or more forms of cash payment into their account. We did not disclose or provide others with any personal or wagering information regarding those people who placed bets with our customers.

Many games had several variations and provided for minimum and maximum betting ranges. Customer winnings (in U.S. Dollars) were automatically credited by an online casino to its players' accounts. Deposits and withdrawals were effected by various means, which included credit cards, overnight express, western union, wire transfers and Neteller, as requested by the player on a case-by-case basis. Amounts due us in connection with credit card payments were subject to holdbacks by the issuing credit card company as a reserve for potential dispute claims. These holdbacks enabled the credit card issuer to withhold up to 10% of the receivables due us for up to six months. To avoid the impact of such reserves, we generally offered players an incentive in the form of playing credits to use an alternate form of payment to us. Players were free to withdraw all or a part of their winnings, review their account balances, or make additional deposits to their accounts at any time.

Online casino operations did not require players to maintain a minimum account balance or place restrictions on amounts accumulated through winnings. Nor did they grant credit to players. They did, however, place maximum bet limits for new players and we reserved the right to grant custom wagering and account options to regular players based upon their established profiles. We ensured that gaming operations were in compliance with the Code of Conduct of the Interactive Gaming Council, a gaming industry organization that had established certain on-line gaming protocols. Among other things, this Code required on-line gaming operators to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. While this organization lacks any enforcement ability, we had nonetheless undertaken voluntary compliance with its conventions and had operated our business accordingly, as a matter of good business practice.

We also had the non-exclusive worldwide rights to use and exploit the Future Bet Gaming Software which we acquired in connection with our Agreement and Plan of Reorganization and subsequent Modification Agreement. However, we did not incorporate this software into our operations.

Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software, the improved licensing terms that we have negotiated with RTG, and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we did not develop our own proprietary software. Accordingly, our operations remained dependant upon the success and ongoing viability of Montana and the RTG Software.

We utilized the RTG Software in connection with our administration of Equivest's SharkCasino.com online casino URL. Equivest purchased 14 URL's from us in January 2003, had abandoned all of the URL's other than SharkCasino.com, and paid us a fee pursuant to an agreement that we had entered into that gave us the right to administer their online casino operations (collectively the "Equivest Agreement"). Pursuant to the Equivest Agreement, we maintained Equivest's website on our servers, facilitated their gaming operations using the RTG Software, and provided online casino customer service and management functions. Equivest's on-line casino websites were offered in English, Spanish, German, Chinese and Japanese. The Equivest Agreement provided for the bulk of net online casino revenues as well as certain expenses to be paid to us.

We did not pursue other online casino customers. Rather, we directed our efforts towards the direction of additional players to SharkCasino.com. The agreement that we had with Equivest provided for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream was therefore dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that placed wagers with its on-line casino. Our overall success and viability were directly dependent upon the success of Equivest and its SharkCasino.com website.

Despite our reliance on one customer and one software product, we believed that we could fully implement our business plan and achieve profitability by administering Equivest's on-line casino business, for so long as Equivest was able to remain in business and expand its base of players and for so long as the RTG Software remained a viable product and its licensor continued to support it.

Our operations were controlled by company-owned computer servers that were located in the Kannawakee Reservation in Quebec, Canada. While the hosting of the casino sites that we administered and maintenance of our equipment was ultimately our responsibility, these services were provided by an entity controlled by our landlord, Commercial LT Baroda, SA ("Baroda"), pursuant to the terms of a Commercial Sublease and Services Agreement. We and Equivest conducted our respective operations under the gaming license and through other leasehold agreements of Baroda, which is primarily engaged in the online sports book industry. Baroda is controlled by our president, George Gutierrez, and had permitted us to defer payments that we owed it in connection with the Commercial Sublease and Service Agreement on an interest-free basis. The outstanding balance owed to Baroda had been paid in full. Our arrangement with Baroda, as a third party vendor for these services, helped us minimize our ongoing payroll and administrative expenses.

Given the recent surge in the worldwide popularity of poker, we acquired a controlling interest in a publicly traded entity now known as Midas Entertainment, Inc. ("Midas") in June 2004, in exchange for $125,000 cash and certain poker-related software and other assets that we owned. As of December 31, 2005, we owned 40,046,904 or approximately 18% of the issued and outstanding shares of Midas common stock. Midas' common shares are traded on the OTC pink sheets. Midas sub-licenses online poker software and administers online poker websites.

In an effort to diversify, we entered into a definitive agreement on March 17, 2004 with Carib Gaming Ltd., a land-based casino operator doing business in the Turks and Caicos ("CGL") that provided for our acquisition of CGL. Closing of the acquisition was subject to the fulfillment of certain conditions, which were never satisfied. As a result, this transaction never closed, resulting in a loss on investment of $48,400.

GOVERNMENT REGULATION

Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As the winnings of Equivest's online casino operations represented our sole source of revenues, such regulations had a material effect on our operations. As we could have been directly subject to such regulation, our servers were relocated to the Kannawakee Reservation in Quebec, Canada, where we felt the regulatory environment was more favorable to our operations.

While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming. As companies and consumers involved in Internet gaming are located around the globe, there was uncertainty regarding exactly which government had jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. The uncertainty surrounding the regulation of Internet gaming had a material adverse effect on the business, revenues, operating results and financial condition of our customers and us.

On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2001, the current 6.75% "betting duty" that it passed onto a player, and 9% "total betting duty" would be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform was also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. As a result of this legislation, a UK government issued "Bookmakers Permit" was required to accept wagers and UK based bookmakers may now operate Internet bookmaking websites without collecting the betting duty. These reforms were expected to make the UK a significant hub of gaming putting pressure on the United States and other governments towards regulating the industry.

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

We were also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill seeking to prohibit gambling establishments from accepting credit cards, checks, wire transfers and electronic funds transfers in support of gaming transactions was recently passed by the US House of Representatives Financial Services Committee. This bill is expected to come to a full vote before the House of Representatives. No assurance can be given that such a bill will not ultimately be enacted and become law.

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

Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there was a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees.

Since 2002, the Attorney General of the State of New York had been successful in getting more than 10 major financial institutions, including Citibank and PayPal, one of the largest internet money transfer companies, to stop processing gambling transactions. While he has been generally unable to prosecute website operators, many of whom are offshore, and hard pressed to prosecute online gamblers, who are dispersed all over the globe, he has been more successful sealing off the financial pipeline connecting the two. Additionally, federal prosecutors from around the United States have threatened to prosecute, on charges of aiding and abetting, any businesses in the United States that provide advertising and financial services to Internet casinos. As a result, several large media operations have stopped running advertisements for offshore casinos and other forms of Internet gambling.

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

Worldwide was a sub-licensor of online gaming software and an administrator of Equivest's online casino website. It did not own online casinos. We do not believe that Worldwide's operations were subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide were subject to their regulations governing online gaming.

COMPETITION

The on-line gaming industry is highly competitive. We, and the customers who sub-licensed our software, faced competition from large numbers of large and small public and private companies, many of whom had financial resources far greater than ours and those of our customers. Many of these competitors had greater leverage in attracting talent, product and personnel. There are no significant barriers to entry into our former businesses.

Given the popularity of the Internet in general, the proliferation of on-line poker sites and the relatively high profit margins and low overhead associated with the Internet gaming business, we and Equivest faced strong competition. Our competitors included, land based casinos who developed their own Internet sites, such as MGM Mirage, Harrahs and others. Our online competitors included GoldenPalace.com, CasinoOnNet.com, Boss Media, CryptoLogic, Inc., RiverBelleCasino.com, Microgaming and Youbet.com, to name a few.

EMPLOYEES

As of December 31, 2005, we had 11 employees, 9 of whom are full-time, as well as 2 part time employees who are shared with Baroda. These employees were paid by our landlord, Baroda, which acts as a payroll service for our operating staff. These personnel include programmers, graphic designers and customer service staff. We also directly paid other consultants for services, as and when needed. We believe that we have has a sound relationship with our employees and contractors.

None of our employees or independent contractors were represented by a collective bargaining agreement.

SUBSEQUENT EVENTS

On February 23, 2006, we sold our two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL's whose operations we had administered. We paid Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying us against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marks our exit from the sublicensing of on-line gaming software and administration of on-line gaming websites.

We are seeking other alternative business ventures. Towards this end, we are in merger negotiations with Nurovysn Merger Corporation, a Nevada corporation ("Nurovysn"). Nurovysn is in the midst of acquiring the exclusive worldwide license for purposes of marketing, selling and distributing a drug for diabetic neuropathy and diabetic ulcers. Our obligation to consummate such a merger would be conditioned upon Nurovysn's acquisition of such rights. The acquisition of these rights would require the payment of significant license fees, which would have to be raised in the future. Failure to make such payments could result in the loss of any such licensing rights. We have not, as of the date of this Report, entered into a definitive merger agreement with Nurovysn, nor do we offer any assurance that we will ever do so. Moreover, we offer no assurance that Nurovysn will acquire the marketing, selling and distribution rights with respect to any drug in any particular jurisdiction, or raise sufficient capital thereafter to retain these rights.

ITEM 2. DESCRIPTION OF PROPERTY

Since January 20, 2003 our registered office has been located at 9000 Sheridan Street, Suite 7, Pembroke Pines, Florida, where we maintain an office presence. Our Florida office presence lease bears a monthly commitment of $159 and continues on a month to month basis. The operations of Worldwide, the Company's wholly owned subsidiary, were based in San Jose, Costa Rica, at Building 6, Oficentro La Sabana, 7th floor, pursuant to a Commercial Sublease and Services Agreement which required base monthly payments to Baroda, our landlord, of $400 per month. Our agreement with Baroda also included the utilization of certain office space located within the Kannawakee Reservation in Quebec Canada, where we housed our servers.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, our financial condition or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board. Our ticker symbol is AGCI.

The range of high and low bid prices for our common shares for each quarter of the last two calendar years was as follows:

                                        Low Bid   High Bid
                                        -------   --------

                     1st Quarter 2004    $ 5.00    $ 9.60
                     2nd Quarter 2004    $ 2.50    $ 7.80
                     3rd Quarter 2004    $ 0.80    $ 2.80
                     4th Quarter 2004    $ 0.50    $ 1.00

                     1st Quarter 2005    $ 0.51    $ 3.05
                     2nd Quarter 2005    $ 0.75    $ 1.31
                     3rd Quarter 2005    $ 0.50    $ 0.96
                     4th Quarter 2005    $ 0.08    $ 0.67

The foregoing stock prices have been adjusted to reflect all splits. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS

As of December 31, 2005, there were 655 shareholders of our common stock. This number excludes the beneficial owners of shares held in "street" name or held through participants in depositories.

DIVIDEND POLICY

We have not paid any cash dividends to date. In February 2005, we declared an additional dividend of our Midas common shares to our shareholders. Our shareholders received one share of Midas common stock for every five shares of our common stock that they owned. This dividend was payable to shareholders of record as of March 23, 2005. In October 2005 we issued a dividend of our Midas common shares to our shareholders, who received one share of Midas common stock for every seven shares of our common stock that they owned. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2003, we initiated a Regulation "S" offering to sell our common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the year ending December 31, 2005 we sold 2,791,834, post-split common shares, realizing net proceeds of $339,903 after the payment of commissions and other remuneration. Shares sold pursuant to this Regulation S offering during the fourth quarter of 2005 are described below:

On October 3, 2005, we issued 35,000 shares at $.40 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $14,140.

On October 4, 2005, we issued 25,000 shares at $.40 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $10,075.

On October 6, 2005, we issued 5,000 shares at $.40 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $2,000.

On October 11, 2005, we issued 51,500 shares at $.46 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $23,657.

On October 12, 2005, we issued 65,000 shares at $.16 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $10,075.

On October 17, 2005, we issued 15,000 shares at $.40 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $6,040.

On October 20, 2005, we issued 38,200 shares at $.42 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $16,153.

On October 21, 2005, we issued 50,000 shares at $.40 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $20,200.

On October 24, 2005, we issued 10,000 shares at $.40 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $4,040.

On October 26, 2005, we issued 25,000 shares at $.16 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $23,657.

On October 28, 2005, we issued 13,000 shares at $.15 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $2,000.

On November 1, 2005, we issued 40,000 shares at $.15 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $6,040.

On November 2, 2005, we issued 140,000 shares at $.14 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $18,938.

On November 4, 2005, we issued 32,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $2,505.

On November 7, 2005, we issued 32,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $2,525.

On November 9, 2005, we issued 125,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $9,474.

On November 14, 2005, we issued 70,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $5,555.

On November 16, 2005, we issued 190,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $15,119.

On November 17, 2005, we issued 55,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $4,300.

On November 22, 2005, we issued 75,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $5,846.

On November 23, 2005, we issued 25,000 shares at $.08 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $1,950.

On November 25, 2005, we issued 150,000 shares at $.12 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $18,140.

On November 28, 2005, we issued 40,000 shares at $.11 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $4,323.

On December 1, 2005, we issued 10,000 shares at $.12 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $1,192.

On December 5, 2005, we issued 18,010 shares at $.11 per share in connection with a Regulation "S" offering. The shares were issued for aggregate proceeds of $2,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS AND PLAN OF OPERATION

In January of 2003, we purchased all of the shares of Worldwide. We sold Worldwide to an unrelated third party in February 2006, marking our exit from on-line gaming related activities. The discussion that follows relates to our operations for the calendar year ending December 31, 2005.

Worldwide has been a sub-licensor and administrator of Internet casino gaming software. We did not directly own on-line casinos or own them through Worldwide. Our operating revenues were generated solely from our administration of the on-line casino owned by Equivest, and the sublicensing of gaming software to Equivest. Equivest is and was an unrelated third party. We received a fee from Equivest based upon the revenue generated by its casino's on-line play. As our operating revenues were derived as a percentage of those earned by an on-line casino and our expenses include those attributable to the operations of said casino, we describe them herein as casino revenues and expenses to provide a better understanding of the factors affecting such revenues and expenses and the manner in which they were earned or incurred.

The agreement that we had with Equivest provided for us to earn revenues based on a percentage of Equivest's net casino winnings. Our revenue stream was therefore dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers who placed wagers with its on-line casino. Our overall success and viability was directly dependent upon the success of Equivest and its gaming website

FINANCIAL RESULTS
-----------------

We had processed $31,645,937 in gaming transactions and $650,252 in net casino revenues during the year ending December 31, 2005 as contrasted with $36,377,217 in gaming transactions and $863,454 in net casino revenues during the same period of the prior year. This represented a 13% decrease in year-to-year gaming transactions and a 25% decrease in year-to-year net casino revenues. Our Net gaming transactions, or "handle", are separate and distinct from our revenues, are not reflected as revenues in our financial statements and should not be confused with our revenues. We believe the decrease in gaming transactions and net casino revenues were attributable to competition that we faced from on line poker play, the adverse effects of U.S. governmental regulation on online gaming in general, and the attention that management spent on its efforts to develop Midas and to pursue synergistic acquisitions. On a year-to-year basis, our net casino revenues decreased at a greater rate than our processed gaming transactions, as our relationship of revenue to handle decreased to approximately 2.05% for the year ending December 31, 2005 from approximately 2.37% for the year ending December 31, 2004.

Our revenues were subject to certain uncertainties associated with the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player's ability to make payments to us through US companies or companies doing business in the United States. These risks are more particularly described herein. The amounts and percentages of our revenues derived from Equivest's US players are described in the following table:

                    Amount of Revenues Derived   Percentage of Revenues Derived
Period              From Equivest's US Players     From Equivest's US Players

Year Ending
December 31, 2004           $  753,098                       87.2%

Year Ending
December 31, 2005           $  579,055                       89.1%

We have never operated at a profit. However, the operating losses of $885,490 that we suffered during the year ending December 31, 2005 represented a 22.2% increase from the operating losses of $724,605 that we suffered for the same period of the prior year, partially due to the fact that our net casino revenues decreased 25% during the course of the same period.

Our royalty and license fee expenses decreased to $125,277 for the year ending December 31, 2005 from $340,429 for the same period of the prior year. This decrease was attributable, in part, to the fact that we had not been amortizing licensing fees since the third calendar quarter of 2004. As of July 2004, the license fee of $297,500 had been fully amortized. Marketing, Advertising and Affiliate Commission Expenses decreased marginally to $290,451 for the year ended December 31, 2005 from $293.609 for the same period of the prior year. This decrease was attributable, in part, to the fact that we had not employed a marketing director for most of the year ending December 31, 2004 and had not pursued any significant marketing strategies.

In January 2005, we hired a new Director of Casino Operation in an effort to generate new online business and revenues. We had also expanded our marketing budget and had developed and employed a new marketing strategy designed to attract marketing affiliates to direct new online gaming traffic to the website we administer. These efforts were largely unsuccessful and led in part to our decision to discontinue our operations and sell our operating subsidiaries.

Consulting fees increased significantly to $475,933 for the year ending December 31, 2005 from $148,989 for the same period of the prior year. This increase was attributable to increased fees paid for investor relations, accounting and bookkeeping services, and strategic planning services.

Our Amortization and Depreciation and Bad Debt Expenses decreased to $16,464 for the year ending December 31, 2005 from $77,213 for the same period of the prior year. This decrease was attributable, in part, to the improved management of our receivables.

In an effort to take advantage of our perceived worldwide popularity of online poker, we entered into and consummated a purchase agreement with an unrelated third party to acquire an 85% interest in Fischer Transportation Services, Inc., an inactive public shell ("FTSI"), for a cash payment of $125,000 and the contribution of certain online poker related assets. The transaction closed in July 2004 and FTSI changed its name to Midas Entertainment, Inc. ("Midas"). Midas is publicly traded and sublicenses online poker software and administers online poker websites. At the time Midas commenced operations, we owned slightly less than 20% of its issued and outstanding common shares. Midas' common shares are currently traded in the OTC pink sheets. George Gutierrez and Dean Ward, who served as our directors and executive officers, also served as directors and executive officers of Midas. As of December 31, 2005, we owned 40,046,904 shares of Midas common stock. Notwithstanding the foregoing, the market for Midas common stock is highly illiquid and the Midas shares that we own are restricted, as that term is defined under the Securities Act of 1933, as amended. No assurance is given that Midas will successfully implement its business plan, that a trading market will develop for the trading of Midas shares, or that we will realize any proceeds upon the sale of our Midas shares.

To fund our losses, we remained dependent upon outside financing to remain in business. Towards this end, we sold 2,791,834 of our common shares pursuant to a regulation S offering during the year ending December 31, 2005, raising net proceeds of $339,903.

FUTURE OPERATIONS

Serious concerns regarding our prospects and financial condition led us to sell our operating subsidiaries and discontinue our on-line gaming related activities. We are exploring other business combinations or acquisitions but offer no assurance that we will be able to consummate such a transaction. If we do so, we cannot be certain that such a transaction can be consummated at favorable terms.

We have not incurred any research and development costs over the last two calendar years and do not expect to incur such expenses during the current calendar year, unless we acquire or merge with other operating entities that have the means to make such investments.

EFFECTS OF EXISTING AND POTENTIAL REGULATION ON OUR BUSINESS AND OPERATIONS

Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. The effects of existing and potential regulation are more particularly described herein.

As the winnings of Equivest's online casino operations represented our sole source of revenues, such regulations have had a material effect on our operations. In recognition of the foregoing, our servers had been relocated to the Kannawakee Reservation in Quebec, Canada, where we felt the regulatory environment was more favorable to our operations.

While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming. As companies and consumers involved in Internet gaming are located around the globe, there had been uncertainty regarding exactly which government had jurisdiction or authority to regulate or legislate with respect to various aspects of the industry.

The elimination of land based betting duties in Great Britain has had the effect of making land-based gaming more competitive with on-line gaming. The long term effects of these regulations could put pressure on other jurisdictions to permit and regulate on-line gaming in their respective jurisdictions and could create greater competition for us, as such regulations may benefit land based casinos who have better name recognition and financial resources.

We were also faced with risks regarding the potential prohibition of online casino gaming. These risks are more pronounced in connection with the business that Equivest derived from American players. The United States Congress has attempted to criminalize Internet gambling as well as the processing of Internet gambling transactions. While such legislation has not yet been enacted, no assurance is given that such legislation or other legislation adversely affecting our operations and business will not be enacted and signed into law.

In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. While the government of Antigua has recently brought suit and won a ruling against the United States federal government in an effort to prevent US legislation from impacting online gaming companies that operate out of Antigua, the effects of this ruling remain unclear.

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

We believe the foregoing uncertainties surrounding the regulation of Internet gaming have had a material adverse effect on our ability to do business and achieve a level of profitability. They, in part, have also led to our decision to discontinue our on-line gaming related activities and sell our operating subsidiaries.

SUBSEQUENT EVENT - SALE OF SUBSIDIARIES; MERGER DISCUSSIONS

On February 23, 2006, we sold our two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL's whose operations we had administered. We paid Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying us against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. The transaction effectively marks our exit from the sublicensing of on-line gaming software and administration of on-line gaming websites. We are seeking other alternative business ventures and have commenced merger discussions with an unrelated entity. No assurance is given that such discussions will result in our merger with another company or our acquisition of one or more operating entities.

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. However, as of December 31, 2005, we had cash of $118,895 and had working capital of $17,233 at that date. Our cash position resulted from the ongoing offshore sale of our securities. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates and others to remain in business. Towards this end, we have raised $339,903 during the 2005 calendar year, net of commissions, pursuant to a Regulation S offering, during the course of which we sold 2,791,834 of our restricted common shares. On January 4, 2005 we received an advance of $300,000 pursuant to a Loan and Security Agreement (the "Loan Agreement") from an unrelated third party lender.

Our auditors have raised substantial doubt about our ability to continue as a going concern. During the year ending December 31, 2005 we had a net loss from operations of $885,490 and had net cash used in operations of $611,616. This was one of the factors that led to the sale of our operating subsidiaries and exit from on-line gaming related activities. To fund our ongoing losses, we had sold our common shares pursuant to an ongoing regulation S offering.

We have discontinued our operations, sold our operating subsidiaries and are seeking alternative business ventures. As the market for the Midas common shares that we hold is illiquid, we may never be able to liquidate our investment in non-marketable securities at terms that are favorable to us, or at all. While we are currently conducting merger discussions, no assurance is given that we will successfully conclude such merger discussions or acquire another operating entity.

FUTURE EXPENDITURES

As we have discontinued our on-line gaming related activities, our future capital expenditures and sales, research and expense expenditures, as well as our future staffing requirements will depend upon the entity or entities that we acquire or merge with and our ability to generate revenues or additional investment capital if our revenues are not sufficient.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

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

Valuation of Investment in Non-Marketable Securities. We have determined our investment in Midas' common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK" ("APB 18"). While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our investment in non-marketable securities-related party-at cost account.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear on pages F-1 to F-26.

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

In addition, the Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company's internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                  Age                         Title (1)
------------------  ------       ------------------------------------------
George Gutierrez      41         CEO, President and Director
Dean Ward             40         CFO, Treasurer, Secretary and Director (2)

(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors are otherwise elected and have accepted their positions. Directors are elected for one-year terms.

Mr. Gutierrez has served as our chief executive officer, president and director since January 20, 2003. He has served as president of Commercial LT Baroda, SA since April of 1998. Baroda is a data processing company in the gaming industry, providing call center set-up, 24-hour customer service, and general operations management. Mr. Gutierrez is responsible for general operations of Baroda as its senior executive officer. Mr. Gutierrez has served as the CEO of Kailuamana SA, a company, which provides investment banking services to Latin clientele, since November 1999. Since April of 2001, Mr. Gutierrez has served as the president of First National Consulting Inc., a Belize corporation ("FNC") that processes online gaming transactions. FNC was acquired by us in September of 2003. Mr. Gutierrez is a citizen of Costa Rica.

Mr. Ward has served as our chief financial officer, secretary, treasurer and director since January 20, 2003. He has served as the treasurer of Baroda since April of 1998. Mr. Ward handles the day-to-day money management and accounting functions for Baroda. From January of 2001 through March of 2002, he also served as President of Capital Holdings Group Worldwide Limited ("Capital"), an investment group, handling its day-to-day operations. Mr. Ward is a citizen of Costa Rica.

(2) Mr. Ward resigned as our Director, CFO, Secretary and Treasurer as of February 27, 2006. His roles as CFO, Secretary and Treasurer have been assumed by our president, George Gutierrez. As of February 27, 2006, Grace Bustamente was elected as a Director of the Company to replace Mr. Ward. Ms. Bustamente is a citizen of Costa Rica.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Given our limited operations and resources, and the limited size of our management team, George Gutierrez, our Chief Executive Officer and Chief Financial Officer, serves as the sole member of our audit committee and is our sole audit committee financial expert. Mr. Gutierrez is not independent.

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

ITEM 10. EXECUTIVE COMPENSATION

Messrs. Gutierrez and Ward were not paid a salary during the years ending December 31, 2003 through December 31, 2005.

The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:

NAME AND                               ANNUAL COMPENSATION                          LONG TERM COMPENSATION
PRINCIPAL POSITION           YEAR    SALARY       BONUS     OTHER(1)      STOCK      SAR's       LTIP      OTHER(1)
--------------------        -----  ----------  ----------  ----------    -------  ----------  ----------  ----------
George Gutierrez-CEO
   and president             2003  $     0.00  $     0.00  $     0.00    $  0.00  $     0.00  $     0.00  $     0.00
                             2004  $     0.00  $     0.00  $   20.000(2) $  0.00  $     0.00  $     0.00  $     0.00
                             2005  $     0.00  $     0.00  $     0.00    $  0.00  $     0.00  $     0.00  $     0.00
Dean Ward-Vice
   President/CFO,Secretary
   and Treasurer             2003  $     0.00  $     0.00  $     0.00    $  0.00  $     0.00  $     0.00  $     0.00
                             2004  $     0.00  $     0.00  $   20,000(2) $  0.00  $     0.00  $     0.00  $     0.00
                             2005  $     0.00  $     0.00  $     0.00    $  0.00  $     0.00  $     0.00  $     0.00

----------
(1)   We do not currently have any employee incentive stock option plan.

(2) Consideration was paid in the form of 6,000 shares of our Series A preferred shares issued to Mr. Gutierrez and 6,000 shares of our Series A preferred shares issued to Mr. Ward, as compensation for past services.

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

The following table sets forth certain information as of December 31, 2005 with respect to shares of our voting securities owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.

    Title of           Name and Address of         Amount of      Percent
      Class             Beneficial Owner             Shares      of Class
----------------   --------------------------    -------------  ----------

Common stock       George Gutierrez
                   9000 Sheridan Street
                   Pembroke Pines, FL 33204      30,712(1)         0.33%

Common Stock       Dean Ward
                   9000 Sheridan Street
                   Pembroke Pines, FL 33204      42,188(2)         0.46%

Common Stock       All Executive Officers
                   and Directors as a Group
                   (2 people)                    72,900(1)(2)      0.79%

Preferred Stock,   George Gutierrez
Series A           9000 Sheridan Street
                   Pembroke Pines, FL 33204      10,000(3)        50.00%

Preferred Stock,   Dean Ward
Series A           9000 Sheridan Street
                   Pembroke Pines, FL 33204      10,000(3)        50.00%

----------
(1) Mr. Gutierrez is a control person of Kailuamana, SA. Kailuamana owns 30,712 of our common shares.

(2) Mr. Ward is a control person of Wye & Whalsay, Ltd. ("Wye"), which owns 42,188 of our common shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2004, we acquired Midas in exchange for the cash payment of $125,000 and the contribution of certain online poker assets. At the time of the transaction, our president, George Gutierrez, was also president of Midas. As of the date of this Report, Mr. Gutierrez remains the president of Midas. Midas acquired its sole wholly owned subsidiary, Creative Millennium Ventures, SA from a company controlled by Mr. Gutierrez.

In July 2004, we received a $300,000 face value one year convertible debenture from Midas in exchange for a cash payment of $300,000. Interest on the debenture accrued at the rate of 10% per annum. In September of 2004, the $300,000 of principal and $6,246 of accrued interest was converted by us into 3,600,000 Midas common shares. We and Midas are under the common control of George Gutierrez.

During the year ending December 31, 2004, we advanced $27,002 to Midas and its subsidiary for expenses relating to overhead and marketing. The advances were non-interest bearing, unsecured and due on demand. Midas repaid $26,760 to us during the year ending December 31, 2005, leaving a balance due of $242 as of that date.

In April of 2004, we issued Messrs. Gutierrez and Ward an aggregate of 6,000 Series A preferred shares in consideration for past services rendered to us, valued at $20,000. Following this transaction, Messrs. Gutierrez and Ward owned an aggregate of 20,000 of our Series A preferred shares and assumed voting control of our management and business.

Our president, George Gutierrez, is a control person of Baroda, our landlord. Worldwide, our wholly owned subsidiary, has entered into a Commercial Sublease and Service agreement with Baroda (the "Sublease") that requires Worldwide to, among other things, pay Baroda no more than base rent of $6,000 per month, $2,000 per month for phone service, bandwidth usage at the rate of $12,000 per month, general accounting services at a rate of $2,500 per month, human resources services at a rate of $1,500 per month, as well as employment service usage on an as-needed basis at rates ranging from $900 per month to $3,000 per month Baroda had permitted us to defer payments due under the Sublease. During the year ending December 31, 2003, we repaid Baroda $301,446 of deferred Sublease payments, leaving a year-end balance of $4,435 which was repaid in full in January of 2004. Following our relocation to smaller space in Costa Rica, our base rent payable to Baroda was reduced to $400.00 per month. Assuming our employment service usage does not materially increase, our ongoing monthly payments to Baroda should be less than the monthly amounts we had paid during the course of 2003. However, no assurance is given that this will be the case. During the year ending December 31, 2004, Baroda advanced working capital of $78,905 on our behalf to pay for certain of our corporate expenses. As of December 31, 2004, our outstanding balance due Baroda was $83,339. During the year ending December 31, 2005, Baroda advanced working capital of $75,832 on our behalf to pay for certain of our corporate expenses. As of December 31, 2005, we owed Baroda $7,507.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

      1. Financial Statements of the Registrant are included under Item 7 hereof.

      2.    Financial Statement Schedules - None

      3.    Exhibits:

Exhibit No.     Description
   3.1          Articles of Incorporation, as amended**
   3.2          Bylaws, as amended*
   4.1          Common Stock Certificate*
  10.1          Loan Agreement, as amended**
  10.4          Stock Purchase Agreement***
  14.1          Code of Ethics**
  17.1          Letter of Director Resignation****
  21.1          Subsidiaries**
  31.1          Rule 13a-14(a)/15d-14(a) Certification of George Gutierrez
  32.1          Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Form 10-SB12G filed with the US Securities and Exchange Commission on April 4, 2000

** Incorporated by reference to our Form 10-KSB filed with the US Securities and Exchange Commission on April 5, 2005.

*** Incorporated by reference to our Form 8-K filed with the US Securities and Exchange Commission on February 28, 2006

**** Incorporated by reference to our Form 8-K filed with the US Securities and Exchange Commission on March 3, 2006

REPORTS ON FORM 8-K
-------------------

       Form 8-K filed on November 15, 2005
       Form 8-K filed on February 28, 2006
       Form 8-K filed on March 3, 2006

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. We were billed for and paid our current auditors, Salberg & Company $66,182 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2005 calendar year. We were billed for and paid our current auditors, Salberg & Company $45,000 for professional services rendered by said auditor for the audit of our annual financial statements for the 2004 calendar year.

AUDIT-RELATED FEES. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2005 and 2004 calendar year, respectively.

TAX FEES. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2005 and December 31, 2004.

ALL OTHER FEES. We paid our auditors and were billed $9,414.22 in connection with other fees during the calendar year ending December 31, 2005. We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar year ending December 31, 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICES. We have no audit committee pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANGELCITI ENTERTAINMENT, INC.

Date: March 31, 2006                     By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2006                     By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and Director

Date: March 31, 2006                     By: /s/ Grace Bustamente
                                             -----------------------------------
                                             Grace Bustamente, Director

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
   AngelCiti Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of AngelCiti Entertainment, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of AngelCiti Entertainment, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the consolidated financial statements, the Company has a net loss of $3,593,290 and net cash used in operations of $611,616 for the year ended December 31, 2005, and an accumulated deficit of $6,018,021 at December 31, 2005. In addition, in February 2006, the Company sold its operating subsidiaries leaving it with no operations or future revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 1(B). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 22, 2006

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                -----------------

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                        $       118,895
   Other Receivables                                                    29,000
   Other Receivables - related party                                       342
   Prepaid                                                               1,291
                                                               ---------------
TOTAL CURRENT ASSETS                                                   149,528
                                                               ---------------

OTHER ASSETS
   Investment - in non-marketable securities,
      at cost - related party                                          164,667
   Deposits                                                              1,065
                                                               ---------------
TOTAL OTHER ASSETS                                                     165,732
                                                               ---------------

FIXED ASSETS, NET                                                       15,372
                                                               ---------------

TOTAL ASSETS                                                   $       330,632
                                                               ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                            $        87,559
   Loan Payable, related party                                           7,507
   Account payable - related party                                      16,128
   Accrued royalty payable                                               9,112
   Customer deposits                                                     9,292
   Payouts due                                                           2,302
   Payroll taxes payable                                                   395
                                                               ---------------
TOTAL CURRENT LIABILITIES                                              132,295
                                                               ---------------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                      20
   Convertible preferred stock, Series B, $0.001 par value,
      100,000 shares authorized, none issued and
      outstanding                                                            -
   Common stock, $0.00025 par value, 300,000,000 shares
      authorized 9,251,985 shares issued and outstanding                 2,312
   Common stock issuable $0.00025 par value (205,000 shares
      at par)                                                               51
   Additional paid in capital                                        6,274,036
   Accumulated deficit                                              (6,018,021)
                                                               ---------------
                                                                       258,398
                                                               ---------------
   Less: Deferred Compensation                                         (60,061)
                                                               ---------------
TOTAL STOCKHOLDERS' EQUITY                                             198,337
                                                               ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       330,632
                                                               ===============

           See accompanying notes to consolidated financial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                   YEARS ENDED DECEMBER 31,
                                                    2005             2004
                                               --------------   ---------------

CASINO REVENUES, NET                           $      650,252   $       863,454
                                               --------------   ---------------

OPERATING EXPENSES
Amortization and Depreciation                           9,000             7,300
Affiliate Commission                                  126,984           115,311
Bad debts                                               7,464            69,913
Consulting                                            475,933           148,989
Royalty                                               125,277           202,096
Marketing                                              39,625            35,775
Advertising                                           123,842           142,523
Legal & Professional fees                             111,515           153,364
Rent                                                   11,001             7,236
License Fee                                                 -           138,333
Provision for uncolectible stock subscriptions              -            27,380
General and Administrative                            505,101           539,839
                                               --------------   ---------------
TOTAL OPERATING EXPENSES                            1,535,742         1,588,059
                                               --------------   ---------------

LOSS FROM OPERATIONS                                 (885,490)         (724,605)
                                               --------------   ---------------

OTHER INCOME
Interest income                                            96             6,959
Other income                                            9,344            17,302
                                               --------------   ---------------
TOTAL OTHER INCOME                                      9,440            24,261
                                               --------------   ---------------

OTHER EXPENSE
Interest expense                                       27,296                 -
Loss in investment                                     48,400                 -
Loss on exchange of common stock for debt           2,641,544                 -
                                               --------------   ---------------
TOTAL OTHER EXPENSE                                 2,717,240                 -
                                               --------------   ---------------

Total Other Income (Expense)                       (2,707,800)           24,261
                                               --------------   ---------------

NET LOSS                                       $   (3,593,290)  $      (700,344)
                                               ==============   ===============

NET LOSS PER SHARE - BASIC AND DILUTED         $        (0.60)  $         (0.25)
                                               ==============   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      DURING THE YEAR - BASIC AND DILUTED           5,973,644         2,819,080
                                               ==============   ===============

          See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------
                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                       PREFERRED STOCK, SERIES A     COMMON STOCK     COMMON STOCK ISSUABLE     ADDITIONAL
                                       SHARES             AMOUNT   SHARES     AMOUNT   SHARES       AMOUNT   PAID -IN CAPITAL
                                       ----------------------------------------------------------------------------------------
                                       ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003              14,000            $   14  2,142,219  $   536        -       $     -  $      1,660,570
                                       ----------------------------------------------------------------------------------------

Preferred Stock Issued for Services      6,000                 6          -        -        -             -            19,994

Common Stock Issued for Services             -                 -    115,000       29        -             -           287,471

Stock issued for cash, net of
  offering costs                             -                 -  1,323,368      331        -             -           691,478
Stock options exercised in
  connection with accrued royalty
  payment to software vendor                 -                 -     17,564        4        -             -            64,598

Amortization of deferred license fee         -                 -          -        -        -             -                 -

Deferred consulting services                 -                 -          -        -        -             -                 -

Amortization of deferred consulting
  services                                   -                 -          -        -        -             -                 -

Dividend of Midas shares to
  AngelCiti stockholders                     -                 -          -        -        -             -                 -

Net Loss, 2004                               -                 -          -        -        -             -                 -
Provision for uncollectible stock
  subscriptions receivable                   -                 -          -        -        -             -                 -

                                       ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004              20,000                20  3,598,151      900        -             -         2,724,111
                                       ========================================================================================

Amortization of deferred consulting
  services                                   -                 -          -        -        -             -                 -

Stock issued for cash, net of
  offering costs                             -                 -  2,791,834      697  205,000            51           339,155

Stock issued for consulting services         -                 -    134,000       33        -             -           265,212

Cancellation of escrowed stock and
  repayment of debt with stock               -                 -  2,728,000      682        -             -         2,945,558

Dividend of Midas shares to
  AngelCiti stockholders                     -                 -          -        -        -             -                 -

Net Loss, 2005                               -                 -          -        -        -             -                 -

                                       ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005              20,000            $   20  9,251,985  $ 2,312  205,000       $    51  $      6,274,036
                                       ========================================================================================

                                       ACCUMULATED  STOCK SUBSCRIPTION    DEFERRED    DEFERRED   DEFERRED
                                         DEFICIT        RECEIVABLE      LICENSE FEE  CONSULTING  EXPENSES     TOTAL
                                       --------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003             $(1,457,808)     $  (26,719)     $  (138,333) $        -  $      -  $    38,260
                                       --------------------------------------------------------------------------------

Preferred Stock Issued for Services              -               -                -           -         -       20,000

Common Stock Issued for Services                 -               -                -    (287,500)        -            -

Stock issued for cash, net of
  offering costs                                 -            (661)               -           -         -      691,148
Stock options exercised in
  connection with accrued royalty
  payment to software vendor                     -               -                -           -         -       64,602

Amortization of deferred license fee             -               -          138,333           -         -      138,333

Deferred consulting services                     -               -                -           -         -            -

Amortization of deferred consulting
  services                                       -               -                -     167,708         -      167,708

Dividend of Midas shares to
  AngelCiti stockholders                   (95,340)              -                -           -         -      (95,340)

Net Loss, 2004                            (700,344)              -                -           -         -     (700,344)
Provision for uncollectible stock
  subscriptions receivable                       -          27,380                -           -         -       27,380

                                       --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004              (2,253,492)              -                -    (119,792)        -      351,747
                                       ================================================================================

Amortization of deferred consulting
  services                                       -               -                -     299,976         -      299,976

Stock issued for cash, net of
  offering costs                                 -               -                -           -         -      339,903

Stock issued for consulting services             -               -                -    (240,245)        -       25,000

Cancellation of escrowed stock and
  repayment of debt with stock                   -               -                -           -         -    2,946,240

Dividend of Midas shares to
  AngelCiti stockholders                  (171,239)              -                -           -         -     (171,239)

Net Loss, 2005                          (3,593,290)              -                -           -         -   (3,593,290)

                                       ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005             $(6,018,021)     $        -      $         -  $  (60,061) $      -  $   198,337
                                       =================================================================================

          See accompanying notes to consolidated fianancial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                   2005                2004
                                                                               ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (3,593,290)       $   (700,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization                                                                              -                   -
Depreciation                                                                          9,000               7,300
Bad debts                                                                             7,464              69,913
Recognition of deferred license fee                                                       -             138,333
Recognition of deferred compensation                                                      -             167,708
Preferred stock issued for services                                                       -              20,000
Common stock issued for services                                                     25,000                   -
Common stock issued to settle accrued interest                                        4,696                   -
Amortization of stock based deferred expenses                                       299,976                   -
Loss on exchange of common stock to settle debt                                   2,641,544                   -
Provision for uncollectable stock subscriptions                                           -              27,380
Changes in operating assets and liabilities:                                              -                   -
(Increase) decrease in:                                                                   -                   -
   Accounts receivable                                                              (35,698)            (61,601)
   Accrued interest receivable                                                            -              (6,246)
   Prepaid and other assets                                                           2,049               4,032
   Due from Affiliate                                                                26,660                   -
Increase (decrease) in:                                                                   -                   -
   Accounts payable                                                                  23,305              48,148
   Accounts Payable, related party                                                   16,128                   -
   Accrued royalty payable                                                          (22,804)             75,467
   Accrued interest payable                                                               -                (639)
   Customer deposits and payouts due                                                (11,200)            (23,457)
   Payroll taxes payable                                                             (4,446)               (152)
   Settlement Payable                                                                     -             (12,500)
                                                                               ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (611,616)           (246,658)
                                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Midas (4,250,000 shares)                                                 -            (125,000)
   Deposits                                                                               -                (905)
   Loan Receivable - related party                                                        -              18,549
   Disbursement of related party in exchange for convertible note receivable              -            (300,000)
   Disbursement to related party                                                          -             (27,002)
   Acquisition of vehicle                                                                 -             (17,000)
                                                                               ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                                                     -            (451,358)
                                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of offering costs                    339,903             691,148
   Proceeds from loan payable - related party                                             -              78,905
   Proceeds (repayments) from loans and note payable                                300,000             (23,960)
   Repayment of loan payable - parent                                                     -                   -
   Repayment of loan payable - related party                                        (75,832)                  -
                                                                               ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           564,071             746,093
                                                                               ------------        ------------

Net (Decrease) Increase in Cash                                                $    (47,545)       $     48,077

Cash at Beginning of Year                                                           166,440             118,363
                                                                               ------------        ------------

CASH AT END OF YEAR                                                            $    118,895        $    166,440
                                                                               ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for:
      Interest                                                                 $     22,600        $          -
                                                                               ------------        ------------
      Taxes                                                                    $          -        $          -
                                                                               ------------        ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Settlement of convertible note receivable
         in exchange for Midas Common stock (See Note 2)                       $          -        $    306,246
                                                                               ------------        ------------
      Royalty payable settled by issuance of stock
         options ((See-Note 7 (B))                                             $          -        $     64,602
                                                                               ------------        ------------
      Dividend Paid to AngelCiti shareholders of Midas
         Common Stock (See Note 2)                                             $    171,239        $     95,340
                                                                               ------------        ------------
      Deferred stock based expenses                                            $    240,245        $    287,500
                                                                               ------------        ------------
      Common stock issued to settle debt                                       $    304,696        $          -
                                                                               ------------        ------------

          See accompanying notes to consolidated fianancial statements

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

NOTE 1 NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      AngelCiti Entertainment, Inc.'s Subsidiaries, Worldwide Management S.A. D/B/A Worldwide Capital Holdings ("Worldwide"), was incorporated in Costa Rica in 2002, and acquired by AngelCiti Entertainment, Inc. (f/k/a iChance International, Inc.) on January 20, 2003. On January 20, 2003, iChance International, Inc. changed its name to AngelCiti Entertainment, Inc. The transaction was accounted for as a Re-capitalization of Worldwide (see
      Note 10(A)). AngelCiti Entertainment Inc. acquired First National Consulting Inc. ("FNC"), a Belize Corporation and a related party in September 2003. AngelCiti Entertainment, Inc. and its subsidiaries, herein after will be collectively referred to as the "Company."

      On April 15, 2004, the Company's former controlling entity, Omega Ventures, Inc. ("Omega") entered into a stock purchase agreement with two separate officers of AngelCiti Entertainment, Inc. ("AngelCiti"). Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future re-issuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of AngelCiti from Omega to these two separate officers (see Note 11).

      (B) GOING CONCERN

      As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,593,290 and net cash used in operations of $611,616 for the year ended December 31, 2005 and an accumulated deficit of $6,018,021 at December 31, 2005. In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues (see Note 15). The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more company's. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      (C) PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly owned Subsidiaries, Worldwide Management S.A., a Costa Rica corporation, ("Worldwide") and First National Consulting Inc., a Belize corporation ("FNC") (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

      In addition, the Company held over 50% interest in Midas Entertainment, Inc. ("Midas") and its wholly-owned subsidiary, Creative Millennium Ventures, S.A. ("Creative") from July 16, 2004 to July 27, 2004, however, Midas was inactive during that period and the results of operations were not material therefore it has not been consolidated for the 12 day period. (See Notes 2 and 11)

      (D) USE OF ESTIMATES

      In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the years presented. Actual results may differ from these estimates.

      Significant estimates during 2005 and 2004 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on accounts receivable, impairment of investments, amortization period on prepaid license fees, depreciable lives on equipment, valuation of stock based compensation and debt settlements.

      (E) CASH AND CASH EQUIVALENTS

      For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

      (F) NON-MARKETABLE SECURITIES

      Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

      The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the years ended December 31, 2005 and 2004.

      (G) PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

      (H) LONG-LIVED ASSETS

      The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the years ended December 31, 2005 and 2004, there were no impairment losses charged to operations.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

      (I) STOCK-BASED COMPENSATION

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

      (J) REVENUE RECOGNITION

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

      The total amount wagered ("handle") was $31,645,937 and $36,377,217 for the years ended December 31, 2005 and 2004, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.05% and 2.37% for the years ended December 31, 2005 and 2004, respectively.

      (K) ADVERTISING

      In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2005 and 2004 were $123,842 and $142,523, respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

      (L) CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable and non-marketable securities of a related party.

      The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of December 31, 2005, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2005.

      The Company continually maintains a 100% allowance on accounts receivable for reasons described in Note 3.

      The Company holds 40,046,904 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at December 31, 2005 (less than 20% of the outstanding shares) having a cost basis of $164,667. All Midas shares are currently being treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at December 31, 2005. (See Note 2)

      (M) INCOME TAXES

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

      (N) NET LOSS PER SHARE

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

      For fiscal years 2005 and 2004 that have net loss, basic and diluted EPS are the same since all common stock equivalents were anti-dilutive. At December 31, 2005, there were stock options outstanding to purchase 172,244 common shares and an agreement with a vendor whereby $415,000 of common stock may be purchased at a stipulated exercise price (See Note 10(C)). These options may dilute any future earnings per share.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

      (O) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The carrying amounts of the Company's short-term financial instruments, including accounts receivable, other receivables, other receivables - related party, investments in non-marketable securities, accounts payable, loan payable - related party and accounts payable - related party, approximate fair value due to the relatively short period to maturity for these instruments.

      (P) RECENT ACCOUNTING PRONOUNCEMENTS

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

      In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year starting January 1, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

      (Q) RECLASSIFICATIONS

      Certain amounts in the year 2004 consolidated financial statements have been reclassified to conform to the year 2005 consolidated presentation.

NOTE 2 INVESTMENT IN - NON-MARKETABLE SECURITIES - RELATED PARTY - AT COST

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

On July 16, 2004, Midas acquired its sole wholly-owned subsidiary, Creative Millennium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president (see Note 11). In exchange for the contribution of Creative and all of its assets, the affiliate of AngelCiti's president received 750,000 shares of common stock in Midas (15%) ownership at the date of contribution). Creative became an operating subsidiary of Midas, which holds the online poker assets, received from Worldwide and all other assets contributed by the affiliate of AngelCiti's president.

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

On July 16, 2004, the Company issued a 10%, convertible promissory note receivable with a stated amount of $300,000 (see note 11) in exchange for a loan disbursement of $300,000 to Midas. The note receivable was scheduled to mature on July 16, 2005. At the option of the holder, $300,000 of principal could be converted for 10,000 shares of Midas. On September 23, 2004, all principal of $300,000 plus related accrued interest receivable of $6,246 was converted in full to 3,600,000 shares of Midas common stock. The 3,600,000 shares are being carried at original cost of $306,246.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

For the year ended December 31, 2004, the Company recognized $6,246 of interest income related to the convertible promissory note receivable.

On September 22, 2004, AngelCiti issued a dividend of its Midas investment in non-marketable securities to its shareholders. For each share of AngelCiti stock held, all shareholders would receive on a one-for-one basis, shares in Midas. The Company issued 3,241,579 common shares of its holdings in Midas on September 22, 2004. The value of the dividend was $95,340. (See Note 10(F))

On March 23, 2005 ("record date"), AngelCiti issued a stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all common shareholders would receive one share of Midas for five shares of AngelCiti shares held. On the record date, the Company had 6,239,870 shares issued and outstanding that were eligible to receive dividend distributions. The dividend provided for the distribution of 1,247,974 pre Midas split shares of Midas common stock to AngelCiti shareholders. (See Note 10 (F)).

On October 25, 2005 ("record date"), AngelCiti issued a second stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all common shareholders would receive one share of Midas for seven shares of AngelCiti shares held. On the record date, the Company had 8,047,575 shares issued and outstanding that were eligible to receive dividend distributions. The dividend provided for the distribution of 1,410,210 pre Midas split shares of Midas common stock to AngelCiti shareholders. ((See Note 10
(F)).

During the year, Midas Entertainment declared a 20 for 1 stock split resulting in further shares owned by Angelciti.

Total dividends declared in 2005 aggregate $171,239. The entire $171,239 has been treated as a direct reduction of retained earnings.

The non-marketable securities are being carried at their cost pursuant to APB
18. Since the shares are thinly traded and other factors limit marketability, the shares do not meet the criteria of readily determinable fair value under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The shares have been included as a component in the share reconciliation below:

Activity relating to Midas shares held by the Company during the year ended December 31, 2005 was as follows:

                                            Shares     Recorded Value
                                         -----------   --------------
July 2004 - Beginning Balance              4,250,000   $      125,000
Dividend shares issued to Angelciti
   shareholders (pre-split)               (3,241,579)         (95,340)
Promissory  Note  receivable  and
   related accrued interest conversion     3,600,000          306,246
                                         -----------   --------------
December 31, 2004 (pre-split)              4,608,421   $      335,906
Dividend shares issued to Angelciti
   shareholders (pre-split)               (2,658,184)        (171,239)
Shares acquired via stock split           38,096,667                -
Shares sold                                        -                -
                                         -----------   --------------
Balance as of December 31, 2005           40,046,904   $      164,667
                                         ===========   ==============

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

The composition of non-marketable securities at December 31, 2005 is as follows:

                           Cost     Fair Value   Unrealized Gain
                        ----------------------------------------
Common Stock            $ 164,667   $  164,667         $ -
                        ========================================

There was no investment income or expense for the years ended December 31, 2005 and 2004, respectively.

NOTE 3 ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of December 31, 2005.

During the years ended December 31, 2005 and 2004, the Company recorded a bad debt expense for the holdback of $7,464 and $69,913, respectively.

Accounts receivable at December 31, 2005 was as follows:

Accounts receivable                 $  160,707
Allowance for chargebacks             (160,707)
                                    ----------
Accounts Receivable, Net            $        -
                                    ==========

NOTE 4 DUE FROM AFFILIATE

During 2004, the Company advanced $27,002 to Midas.

During the year ended December 31, 2005, the Company collected $26,760 from Midas and its wholly owned subsidiary for expenses from 2004, leaving a receivable of $242 at December 31, 2005. The advances were non-interest bearing, unsecured and due on demand. Midas is a related party since its president is also the president of the Company. Omega Ventures, Inc. owed Angelciti $100 at December 31, 2005. (See Note 11)

NOTE 5 PROPERTY AND EQUIPMENT

Property and Equipment at December 31, 2005 is as follows:

Computer equipment                  $   28,000
Vehicle                                 17,000
Less: Accumulated depreciation         (29,628)
                                    ----------
                                    $   15,372
                                    ==========

Depreciation expense for the years ended December 31, 2005 and 2004 were $9,000 and $7,300, respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

NOTE 6 COMMITMENTS AND CONTINGENCIES

      (A) COMMITMENTS

      On January 20, 2003, ("effective date"), the Company entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of December 31, 2005, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one-year periods on each annual anniversary of the effective date unless it is sooner terminated. As of December 31, 2005, Equivest was not owed any fees under the terms of its agreement with the Company.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

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

NOTE 7 ACCRUED ROYALTY PAYABLE

      (A) MONTHLY ROYALTY PERCENTAGE

      Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of December 31, 2005, the Company had accrued $9,112 as an accrued royalty payable.

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

      During the year ended December 31, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $3.68 per share. During the year ended December 31, 2005, there were no exercises of stock options. The software licensor has 72,244 options available for future exercises and also may purchase $415,000 worth of common stock at stipulated prices. (See Note 10
      (C)(i))

      During years ended December 31, 2005 and 2004, the Company incurred a royalty expense of $125,277 and $202,096, respectively.

NOTE 8 CUSTOMER DEPOSITS AND PAYOUTS DUE

      (A) CUSTOMER DEPOSITS

      During the year ended December 31, 2005, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 8(B)) or recognized as earned revenues. At December 31, 2005, the Company had customer deposits on hand of $9,292.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

      (B) PAYOUTS DUE

      During the year ended December 31, 2005, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see Note 8(A)). At December 31, 2005, the Company had payouts due of $2,302.

NOTE 9 LOAN PAYABLE - RELATED PARTY

During the year ended December 31, 2004, the Company's landlord, a related party, advanced working capital of $78,904 relating to corporate expenses paid on behalf of the Company. The loan balance was $83,339 at December 31, 2004. During 2005 the Company repaid $75,832. The balance due was $7,507 at December 31, 2005. The loan advances were non-interest bearing, unsecured, and due on demand (see Note 11).

NOTE 10 STOCKHOLDERS' EQUITY

      (A) CORPORATE HISTORY AND RECAPITALIZATION

      On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

      On January 20, 2003, the Company acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 5,040,000 of the Company's common shares. The transaction was accounted for as a recapitalization of Worldwide since the shareholders of Worldwide obtained an approximate 88% voting interest and control of AngelCiti at that time. Pursuant to the recapitalization, for financial accounting purposes the Company is deemed to have issued 681,600 common shares to the original stockholders' of AngelCiti Entertainment, Inc. Subsequent to the acquisition, the consolidated balance sheet of the Company consists of the assets and liabilities of Worldwide and the Company at historical cost. The consolidated operations consist of the historical operations of Worldwide and the operations of the Company from the acquisition date.

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

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

            On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock to two separate officers as compensation for past services. As there was no objective evidence of value for the Series A, preferred shares, the Company valued the transaction at the estimated value of services received totaling $20,000. This compensation is included as a component of general and administrative expenses along with other compensation. (See Note 11)

            On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future re-issuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $.05 for aggregate consideration of $50,000. Total consideration was $250,000 (See Note 11).

            As of December 31, 2005, the Company had 20,000 shares of Series A, preferred stock issued and outstanding.

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

            o Amount of Credit Facility: $2,430,000. $300,000 was advanced in January 2005.

            o     Term: 5 years

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

            o Collateral: 28,328,000 shares of common stock. These restricted shares have been transferred to LH. The shares were issued in December 2004 but not considered issued for accounting purposes (see Note 10(G)). Upon the repayment of the loan advance plus any related accrued interest, the shares are required to be returned to the Company.

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

            (i) COMMON STOCK ISSUANCES FOR CASH

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

            During the year ended December 31, 2004, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 17,564 shares of common stock having a fixed exercise price of $3.68 and fair value of $64,602 (see Notes 7(B) and 10(C)(ii)). The Company received oral notification from the software vendor that they did not intend to exercise any more options to satisfy amounts due under the terms of the royalty agreement and related amounts due as minimum monthly royalty payments.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

            During the year ended December 31, 2005, the company issued 2,791,834 shares of common stock for proceeds of $339,903 net of offering costs of approximately $885,000. As of December 31, 2005, the Company had 205,000 shares deemed issuable for monies received under the Company's Regulation S offering but such shares have yet to be issued by the transfer agent.

            (ii) COMMON STOCK AND OPTIONS ISSUED FOR SERVICES AND LICENSE

            In May 2003, ("the Amendment Date") the Company entered into an amendment to its software license agreement. Under the terms of the amendment, the 450,000 options in 2002 granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date. There were 18,192 and 17,564 options exercised in 2003 and 2004, respectively, leaving 72,244 options remaining at December 31, 2005

            The Company also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th, 12th and 18th months following such initial public offering. The options were fully vested with a fixed exercise price as of July 20, 2004. None of these options have been exercised.

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

            During the years ended December 31, 2004 and 2003, the Company had amortized and charged to operations $138,333 and $159,167 of the deferred license fees based on the value of the option grants, respectively. As of December 31, 2004, all deferred license fees totaling $297,500 were fully amortized.

            On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expires April 5, 2006. The agreement provides compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350. In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company will record a consulting expense over the service period. At December 31, 2005, the Company recorded consulting expense of $180,184. The remaining $60,061 of deferred consulting is classified as a component of equity.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

            In May 2005, the Company issued 25,000 shares of common stock for past marketing services having a fair value of $25,000. Fair value was based on the $1.00 quoted closing trading price on the date of grant.

      (D) OFFERING COSTS - REGULATION "S" STOCK

      During 2003, the company entered into a Regulation "S" (as amended to extend the offering through December 31, 2005), purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker approximately 78% in 2005 (65% in 2004) of the gross proceeds reflecting sales commissions. The net effect is that the Company retains approximately 22% in 2005 (35% in 2004) of the gross proceeds. The change in percentage due to brokers occurred in the first quarter of Fiscal year 2005. In certain cases, the broker's commissions have been adjusted to an amount different from the above stated formula. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid-in capital (see Note 10(C)).

      (E) DEFERRED COMPENSATION

            (i) ADVERTISING AGREEMENT

            On May 19, 2004, the Company entered into a one-year agreement with a service provider to provide certain consulting services to the Company. Specifically, marketing for the Company's online gaming operations and increasing traffic to related online gaming websites.

            The Company paid and issued 85,000 shares of common stock at a fair value of $2.50 per share aggregating $212,500. The services were amortized ratably over the term of the agreement. As a result, the Company charged $88,542 and $123,958 to operations for the years ended December 31, 2005 and 2004, respectively.

            (ii) LEGAL AGREEMENT

            On May 19, 2004, the Company entered into a one-year agreement with a service provider to provide certain legal and advisory services, including guiding the Company in structuring its corporate structure in connection with ongoing corporate transactions.

            The Company paid and issued 30,000 shares of common stock at a fair value of $2.50 per share aggregating $75,000. The services were amortized ratably over the term of the agreement. As a result, the Company charged $31,250 and $43,750 to operations for the years ended December 31, 2005 and 2004 respectively.

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

      (F) COMMON STOCK DIVIDENDS

      On September 22, 2004, February 21, 2005 and May 23, 2005, The Company declared a dividend of its Midas investment in non-marketable securities to its common stock shareholders. (See Note 2)

      (G) COLLATERAL COMMON SHARES - RELATED PARTY

      On December 7, 2004, in connection with the funding agreement with LH as discussed above in (Note 10 (B)(ii)), 28,328,000 shares of the Company's common stock was issued as collateral. The shares are contingently returnable. Due to the contingency and the fact that the shares are un-vested and non-voting, the shares were not issued or outstanding for accounting purposes.

      If there is a material default on the loan repayment as discussed above in (Note 10 (B)(ii)), then the contingency would be deemed to have been resolved.

      In January 2005, pursuant to the terms of the above collateral loan agreement and promissory note, the Company received $300,000 of working capital from a principal stockholder. The lender is a related party since it holds more than 10% of the issued and outstanding common stock of the Company. The lender, however, cannot exercise control due to the superior voting rights attributed to the Series A, convertible voting stock. The note bears interest at LIBOR + 4%, was secured by 28,328,000 of common stock and had a scheduled maturity of five years from the anniversary of the advance.

      On April 25, 2005, ("Settlement Date") the Company reached a settlement to repay the $300,000 and related accrued interest of $4,696. The Company repaid the debt by allowing the lender to keep 2,728,000 shares of the previously issued 28,328,000 shares of common stock (see above). In connection with this share settlement, the Company recorded the return and cancellation of 25,600,000 shares of common stock.

      The 2,728,000 shares were valued at $2,946,240 based on the $1.08 quoted trading price on the Settlement Date resulting on a loss on settlement of $2,641,544.

NOTE 11 RELATED PARTY TRANSACTIONS

On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti. (See Note 1(A))

On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock to two separate officers as compensation for past services. (See
Note 10(B) (i))

In July 2004, the Company acquired Midas in exchange for $125,000 and the contribution of certain online poker assets (see Note 2). At the time of the transaction, the president and director of Midas was the president of the Company.

On July 16, 2004, Midas acquired its sole wholly owned subsidiary, Creative Millennium Ventures, S.A. ("Creative") from an affiliate of AngelCiti's president. (See Note 2)

During the year ended December 31, 2004, the Company advanced $27,002 to Midas and its subsidiary for overhead expenses relating to advertising and marketing.(See Note 4)

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

During the year ended December 31, 2004, the Company's landlord, a related party, advanced working capital of $78,904 relating to corporate expenses paid on behalf of the Company. (See Note 9)

During 2005, the Company borrowed $300,000 from a related party and repaid the loan plus interest with common stock. (See Note 10(G)).

During the year ended December 31, 2005, the Company repaid $26,760 to Midas and its subsidiary for overhead expenses relating to advertising and marketing. (See
Note 4)

During the year ended December 31, 2005, the Company repaid $75,832 to the Company's landlord, a related party. (See Note 9)

The company holds non-marketable securities in Midas Entertainment Inc., a related party. (See Note 2)

Omega Ventures, Inc. owed the Company $100 as of December 31, 2005. (See Note 4)

NOTE 12 LOSS ON INVESTMENT

On June 9, 2005, AngelCiti entered into an acquisition agreement with Carib Gaming Limited ("CGL") to acquire a 10% ownership interest. CGL is a Turks and Caicos land based casino operator. The agreement provides for a $100,000 down payment and a promissory note for $520,000, bearing interest at 10%. The term of the note is one year. The Company had paid the required $100,000.

If AngelCiti is unable to complete the $620,000 purchase by November 15, 2005, then the 10% ownership interest can be repurchased for $575,000 by the seller. The company incurred a $48,400 loss on investment in 2005 as a result of failing to raise the funds necessary to purchase an interest in Carib Gaming Limited, a Turks and Caicos land based operator of casinos.

NOTE 13 CONCENTRATIONS

The Company depends primarily on its licensed software product for its online gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

The Company has a concentration of revenues (see Note 6(A)).

NOTE 14 INCOME TAXES

There was no income tax expense for the years ended December 31, 2005 and 2004 due to the Company's consolidated net losses.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2005 and 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                     2005              2004
                                                --------------     ------------
Computed "expected" tax expense (benefit)       $   (1,221,719)    $   (238,117)
Non-deductible stock based expenses                    110,492                -
                                                --------------     ------------
Change in valuation allowance                        1,111,227          238,117
                                                --------------     ------------
                                                $            -     $          -
                                                ==============     ============

                 ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                           --------------------------

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2005 are as follows:

Deferred tax assets:
Bad debt expense                       $      2,538
Net operating loss carryforward           1,786,584
                                       ------------
Total gross deferred tax assets           1,789,122
Less: valuation allowance                (1,789,122)
                                       ------------
Net deferred tax assets                $          -
                                       ============

The Company has a net operating loss carryforward of approximately $5,254,660 available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to the change in control, which occurred in January 2003 (See Note 10 (A)).

The valuation allowance at December 31, 2004 was $677,895. The net change in valuation allowance during the year ended December 31, 2005 was an increase of $1,111,227.

NOTE 15 SUBSEQUENT EVENTS

Effective February 24, 2006 the AngelCiti Entertainment, Inc. (the "Company") entered into an agreement to sell the Company's two wholly owned subsidiaries Worldwide Management, SA and First National Consulting, Inc. (the "Subs"), and their operations, to Equivest Opportunity Fund, Inc. ("Purchaser"). Pursuant to the Agreement, the Company will also pay Purchaser $25,000 and Purchaser will absorb any and all outstanding liabilities of the Subs, and Purchaser shall release the Company and hold the Company harmless from any and all liabilities relating in any way whatsoever relating to and from the Subs. This effectively discontinues Angelciti's main operating activities, the online casino, SharkCasino.com.

Assets and liabilities of the two subsidiaries were as follows at December 31, 2005.

Current Assets                    $  81,200
Other Assets                      $     605
Fixed Assets                      $  15,372
Total Assets                      $  98,177
Current Liabilities               $ 800,797

Results of operations for the two subsidiaries were as follows during 2005 &
2004

YEARS ENDING DECEMBER 31                2005           2004
                                        ----           ----
Revenues                             $ 650,252     $   863,454
Operating Expenses                   $ 750,358     $ 1,026,968
Other Income                         $   2,817     $     4,816
Net Loss                             $  97,290     $   158,699