Form 10QSB/A
period 2005-09-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-04-06
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   Form 10-QSB

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
                                                  ===========      ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                  ANGELCITI ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2005              2004
                                                                               ------------      ------------
                                                                               As Restated
                                                                                (Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (3,405,858)     $   (453,837)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Amortization                                                                             --                --
Depreciation                                                                          6,750             5,050
Bad debts                                                                            49,478             1,976
Preferred stock issued for services                                                      --            20,000
Recognition of deferred license fee                                                      --           138,333
Recognition of deferred compensation                                                     --            95,833
Common stock issued for services                                                     25,000                --
Common stock issued to settle accrued interest                                        4,696                --
Amortization of stock based deferred expenses                                       196,777                --
Loss on exchange of common stock to settle debt                                   2,641,544                --
Changes in operating assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                                              (48,712)            3,496
   Accrued interest receivable                                                           --            (6,246)
   Prepaid and other assets                                                           3,165             4,746
   Due from affiliate                                                                26,279                --
Increase (decrease) in:
   Accounts payable                                                                 116,698            30,671
   Accounts payable, related party                                                    6,005                --
   Accrued royalty payable                                                          (26,040)           65,147
   Accrued interest payable                                                          16,100              (639)
   Customer deposits and payouts due                                                   (578)          (30,119)
   Payroll taxes payable                                                               (588)           (2,760)
   Settlement payable                                                                    --           (12,500)
                                                                               ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (389,284)         (140,849)
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of non-marketable securities                                              --          (125,000)
   Acquisition of vehicle                                                                --           (17,000)
   Deposits                                                                              --           (92,585)
   Loan Receivable                                                                       --            18,549
   Disbursement to related party in exchange for settlement of convertible               --                --
      promissory note receivable                                                         --          (300,000)
   Disbursement to related party                                                         --           (10,768)
Disbursement to acquire future investment at cost                                  (100,000)               --
                                                                               ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (100,000)         (526,804)
                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of offering costs                    262,061           618,369
   Proceeds from loan payable, related party                                        300,000            44,221
   Repayment of note payable                                                        (53,024)          (23,960)
   Cash overdraft                                                                        --                55
   Deferred offering costs                                                          (24,286)               --
                                                                               ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           484,751           638,685
                                                                               ------------      ------------

Net Increase (Decrease) in Cash                                                $     (4,533)     $    (28,968)

Cash at Beginning of Period                                                         166,440           118,363
                                                                               ------------      ------------

CASH AT END OF PERIOD                                                          $    161,907      $     89,395
                                                                               ============      ============

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
      Interest                                                                 $         --      $         --
                                                                               ============      ============
      Taxes                                                                    $         --      $         --
                                                                               ============      ============
      Dividend paid to AngelCiti shareholders of Midas common stock            $     50,038      $     95,340
                                                                               ============      ============
      Settlement of convertible note receivable in exchange for Midas
         common stock                                                          $         --      $    306,246
                                                                               ============      ============
      Stock subscription receivable                                            $         --      $     35,412
                                                                               ============      ============
      Royalty payable settled by issuance of stock options                     $         --      $     64,602
                                                                               ============      ============
      Note issued to acquire investment - at cost                              $    520,000      $         --
                                                                               ============      ============
      Common stock issued to settle debt                                       $    304,696      $         --
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

Financial Results

For the three and nine month periods ending September 30, 2005, we processed $6,994,216 and $24,610,269, respectively, in gaming transactions as contrasted with gaming transactions of $7,461,184 and $27,786,951 for the same period of last year. Our net gaming transactions, or "handle", are separate and distinct from our revenues, are not reflected as revenues in our financial statements and should not be confused with our revenues. We believe that the 6.3% and 11.4% year-to-year decreases in our handle for the three and nine month periods ending September 30, 2005 are attributable to the competition that we face as a result of the popularity of on-line poker play. We remain committed to increasing traffic to the on-line casino whose operations we administer. We continue to offer promotional dollars to attract new players and have begun a new marketing initiative that we hope will draw additional players. However, no assurance is given that we will be able to increase our gaming traffic. Even if we increase our gaming traffic, no assurance is given that increased gaming transactions will lead to increased revenues.

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
         2.   Financial Statement Schedules   -    None
         3.   Exhibits:

Exhibit No.                Description
-----------                -----------
   3.1           Articles of Incorporation, as amended*
   3.2           Bylaws, as amended**
   4.1           Common Stock Certificate**
  14.1           Code of Ethics***
  21.1           Names of Subsidiaries*
  31.1           Rule 13a-14(a)/15d-14(a) Certification of George Guttierez
  32.1 Certification Pursuant to 18 U.S.C Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
* Incorporated by reference to our Form 10-KSB filed with the U.S. Securities and Exchange Commission on April 5, 2005.
** Incorporated by reference to our Form 10-SB12G filed with the U.S. Securities and Exchange Commission on April 4, 2000
*** Incorporated by reference to our Form 8-K filed on February 18, 2005.

         (b)   Reports on Form 8-K      Incorporated by reference.
               -------------------

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 5, 2006                     By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 5, 2006                     By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO, CFO and
                                             Director


Date:  April 5, 2006                     By: /s/ Grace Bustamente
                                             -----------------------------------
                                             Grace Bustamente, Director