Form 10KSB/A
period 2005-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-04-10
CIK 1084122

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

                                             ANGELCITI ENTERTAINMENT, INC.

Date: April 7, 2006                      By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 7, 2006                      By: /s/ George Gutierrez
                                             -----------------------------------
                                             George Gutierrez, CEO and Director

Date: April 7, 2006                      By: /s/ Grace Bustamente
                                             -----------------------------------
                                             Grace Bustamente, Director

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