Form 10QSB
period 2006-03-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-05-15
CIK 1084122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   Form 10-QSB
                                 _______________


               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2006

                         Commission File Number: 0005468


                                 _______________

                          ANGELCITI ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)
                                 _______________


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

         N/A

As of March 31, 2006, there were 9,606,985 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format            Yes [ ]     No [X]

================================================================================

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                          ANGELCITI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    44,250
  Accounts Receivable - related party                                       100
  Prepaids and other currents assets                                        661
                                                                    -----------
TOTAL CURRENT ASSETS                                                     45,011
                                                                    -----------


OTHER ASSETS
  Investment - in non-marketable securities, at cost                    164,667
     related party

                                                                    -----------
TOTAL ASSETS                                                        $   209,678
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   127,556
  Accounts payable - related party                                       11,704
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               139,260
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                       20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                         --
  Common stock issuable $0.00025 par value, (205,000 shares at par)          51
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      9,401,985 shares issued and outstanding                             2,350
  Additional paid in capital                                          6,275,873
  Accumulated deficit                                                (6,186,307)
                                                                    -----------
                                                                         91,987
                                                                    -----------
  Less:  Deferred Compensation                                          (21,569)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                               70,418
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   209,678
                                                                    ===========

                 See accompanying notes to financial statements.

                          ANGELCITI ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three months ended March 31,
                                                     2006           2005
                                                 -----------    -----------

CASINO REVENUES, NET                             $   104,893    $   167,409
                                                 -----------    -----------

OPERATING EXPENSES
Amortization and Depreciation                          1,500          2,250
Affiliate Commission                                  12,722         33,599
Bad debts                                             21,645          8,391
Consulting                                            53,273         76,839
Royalty                                               20,000         32,185
Marketing                                                 --          6,000
Advertising                                               --         86,625
Legal & Professional fees                             41,155         33,803
Rent                                                   2,286          2,201
General and Administrative                            71,195        119,262
                                                 -----------    -----------
TOTAL OPERATING EXPENSES                             223,776        401,155
                                                 -----------    -----------

LOSS FROM OPERATIONS                                (118,883)      (233,746)
                                                 -----------    -----------

OTHER INCOME
Interest income                                          178             16
Other income                                           3,644          1,005
                                                 -----------    -----------
TOTAL OTHER INCOME                                     3,822          1,021
                                                 -----------    -----------

OTHER EXPENSE
Interest expense                                          --          4,696
Loss on sale of subsidiaries                          53,225             --
                                                 -----------    -----------
TOTAL OTHER EXPENSE                                   53,225          4,696
                                                 -----------    -----------

Total Other Income (Expense)                         (49,403)        (3,675)
                                                 -----------    -----------

NET LOSS                                         $  (168,286)   $  (237,421)
                                                 ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED           $     (0.02)   $     (0.08)
                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         during the period - basic and diluted     9,504,596      2,864,952
                                                 ===========    ===========





                 See accompanying notes to financial statements.

                          ANGELCITI ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three months ended March 31,
                                                                             2006         2005
                                                                          ---------    ---------
Cash Flows from Operating Activities:
Net loss                                                                  $(168,286)   $(237,421)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Loss on sale of subsidiaries                                                 53,225           --
Depreciation                                                                     --        2,250
Bad debts                                                                        --        8,391
Amortization of stock based deferred expenses                                38,492       71,875
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                        29,000       (9,525)
  Other receivable                                                              100           --
  Prepaid and other assets                                                    1,090       (2,392)
  Due from Affiliate                                                             --       26,439
Increase (decrease) in:
  Accounts payable                                                           48,371       (5,168)
  Accounts Payable, related party                                            (4,424)          --
  Accrued royalty payable                                                        --        1,864
  Accrued interest payable                                                       --        4,696
  Customer deposits and payouts due                                              --        1,089
  Payroll taxes payable                                                          --       (2,708)
  Accrued stock payable                                                          --       19,823
                                                                          ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                                        (2,432)    (120,787)
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash disbursed as part of  sale of subsidiaries                           (73,889)          --
                                                                          ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                       (73,889)          --
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs               1,875      117,629
  Proceeds of loan payable - related party                                       --      300,000
  Repayment of loan payable - related party                                    (199)     (66,501)
                                                                          ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,676      351,128
                                                                          ---------    ---------
Net Increase in Cash                                                      $ (74,645)   $ 230,341

Cash at Beginning of Period                                                 118,895      166,440
                                                                          ---------    ---------

CASH AT END OF PERIOD                                                     $  44,250    $ 396,781
                                                                          =========    =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                             $      --    $      --
                                                                          =========    =========
     Taxes                                                                $      --    $      --
                                                                          =========    =========
Supplemental Disclosure of Non Cash Investing and Financing Activities:
     Dividend paid to AngelCiti shareholders of Midas common stock        $      --    $  50,038
                                                                          =========    =========
     Stock subscription receivable                                        $      --    $   5,000
                                                                          =========    =========

                 See accompanying notes to financial statements.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION AND CHANGE IN NATURE OF OPERATIONS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2005 included in the Company's Form 10-KSB.

The Company discontinued its operations on February 23, 2006 through the sale of its operating subsidiaries (see Note 8). The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations as there was only one operating segment. The Company had been, up until February 23, 2006, a software licensor and administered software-based games of chance through the Internet. The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed a sale agreement disposing of the sole operating business of Angelciti, the SharkCasino. The operating results for the three months ended March 31, 2006 reflect the consolidated operations of Angelciti Entertainment, Inc. and Subsidiaries through February 23, 2006, and from then on, operations are presented solely based on Angelciti Entertainment, Inc.'s activity.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $168,286 and net cash used in operations of $2,432 for the quarter ended March 31, 2006 and an accumulated deficit of $6,186,307 at March 31, 2006. In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more company's. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) REVENUE RECOGNITION

Through February 23, 2006 (see Note 8) the Company followed the guidance of Staff Accounting Bulletin No. 104 and the AICPA's guidance on revenue recognition for casinos. Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

The total amount wagered ("handle") was $4,495,644 and $12,426,180 for the three months ended March 31, 2006 and 2005, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.33% and 1.34% for the three months ended March 31, 2006 and 2005, respectively.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


(B) NON-MARKETABLE SECURITIES

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three months ended March 31, 2006.

(C) CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

The Company holds approximately 40,046,904 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at March 31, 2006 having a cost basis of $164,667. All Midas shares are currently being treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at March 31, 2006. (See Note 4)

NOTE 4 INVESTMENT IN NON-MARKETABKE SECURITIES, RELATED PARTY

Activity relating to our investment in Midas Entertainment, Inc. (see Note 7) stock during the three months ended March 31, 2006 was as follows:



Shares held in Midas at December 31, 2005 (40,046,904 shares)      $  164,667
                                                                   ----------
Balance at March 31, 2006                                          $  164,667
                                                                   ==========


The composition of non-marketable securities at March 31, 2006 is as follows:


                          Cost         Fair Value     Unrealized Gain
                        ----------     -----------    ---------------
Common stock            $  164,667     $  164,667       $         --
                        ==========     ==========       ============



There was no investment income or expense for the three months ended March 31, 2006.

NOTE 5 EQUIPMENT

The equipment was recorded on the books of a subsidiary company. As a result of the disposal of the subsidiary, there is no longer any fixed assets on Angelciti's books. Depreciation expense for the three months ended March 31, 2006 and 2005 were $1,500 and $2,250, respectively.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE 6 STOCKHOLDERS' EQUITY

(A) COMMON STOCK ISSUANCES

During the quarter ended March 31, 2006, the company issued 150,000 of common shares for net proceeds of $1,875. For the same period last year, the company issued 174,800 shares for net proceeds of $122,626.

(B) STOCK OPTIONS

In May 2003, ("the Amendment Date") the Company entered into an amendment to its software license agreement. Under the terms of the amendment, the 450,000 options in 2002 granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date. There were 18,192 and 17,564 options exercised in 2003 and 2004, respectively, leaving 72,244 options remaining at March 31, 2006.

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

(C) OFFERING COSTS - REGULATION "S" STOCK

In order to raise capital, the company entered into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 78% (65% in 2004) of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 22% of the gross proceeds. In certain cases, the broker's commissions have been adjusted to an amount different from the above stated formula. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital.

(D) DEFERRED COMPENSATION

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expires April 5, 2006. The agreement provides compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350. In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company will record a consulting expense over the service period. At March 31, 2006, the Company recorded consulting expense of $38,492. The remaining $21,569 of deferred consulting is classified as a component of equity.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE 7 RELATED PARTY TRANSACTIONS

At March 31, 2006, the Company held 40,049,904 common shares of Midas Entertainment, Inc., a Company controlled by the CEO of the Company. The investment was valued at its original costs basis of $164,667. (see Note 4)

At March 31, 2006, the Company owed $11,704 in accounts payable to a Company controlled by the CEO.

NOTE 8 DISCONTINED OPERATIONS

On February 23, 2006, the Company sold its two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL's whose operations the Company had administered (the "Buyer"). The Company agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying the Company against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked the Company's exit from the sublicensing of on-line gaming software and administration of on-line gaming websites. The $25,000 is accrued as a liability in the accompanying financial statements at March 31, 2006. The Company recognized a loss on the sale of subsidiaries of $53,225.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Overview

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. In February 2006, we sold our operating subsidiaries to an unrelated third party entity. Financial results for the quarter ending March 31, 2005 reflect our operations for a full three month period. Financial results for the quarter ending March 31, 2006 reflect our operations from January 1, 2006 through February 23, 2006.

As a subsidiary of the Company, Worldwide sublicensed and administered Internet casino gaming software. It did not own on-line casinos. Its operating revenues were generated solely from its administration of the on-line casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. It received a fee from Equivest based upon the revenue generated by the Equivest casino's on-line play. As Worldwide's operating revenues were derived as a percentage of those earned by Equivest's on-line casino and Worldwide's expenses include those attributable to said casino, we have described them as casino revenues and expenses to provide a better understanding of the factors affecting such revenues and expenses and the manner in which they are earned or incurred.

On February 23, 2006, we sold our two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL's whose operations we had administered (the "Buyer"). We agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying us against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked our exit from the sublicensing of on-line gaming software and administration of on-line gaming websites.

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

A full description of our operations can be found in our Annual Report on Form 10-KSB for the year ending December 31, 2005.

Financial Results

For the three month period ending March 31, 2006, we processed $4,495,644, in gaming transactions or "handle", as contrasted with gaming transactions of $12,426,180 for the same period of last year. Our net casino revenues also decreased to $104,893 for the three month period ending March 31, 2006 from $167,409, for the same period of last year. Our net gaming transactions, or "handle", are separate and distinct from our revenues, are not reflected as revenues in our financial statements and should not be confused with our revenues. We believe that the decrease in gaming transactions and net casino revenues were attributable to competition that we faced from on line poker play, the adverse effects of U.S. governmental regulation on online gaming in general, the attention that management had to devote to develop Midas and to pursue synergistic acquisitions. The foregoing factors played a large part in our decision to sell our operating entities and seek new opportunities.

We have never operated at a profit. Our loss from operations for the three month period ending March 31, 2006 decreased to $118,883 from $233,746. The sale of our operating subsidiaries in February 2006 resulted in our decreased operating losses as contrasted to those suffered in the same quarter of 2005. While most of our line item operating expenses decreased on a year to year basis, legal and professional fees increased as a result of our efforts to sell our subsidiaries and seek out new opportunities. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition of one or more operating entities, our regulatory reporting requirements and related expenses.

Government Regulation

Our revenues had been subject to certain uncertainties associated with, among other things, the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player's ability to make payments to us through US companies or companies doing business in the United States. An online casino's operations are generally subject to applicable laws in the jurisdictions in which they offer services. We believe that these regulations had a material effect on our operations. To help mitigate these effects, we relocated our servers to the Kahnawake Reservation in Quebec, Canada, where we felt the regulatory environment was more favorable to our operations.

Some of the regulatory risks that we faced were as follows:

     o Legislation would prohibit online casino gaming in the United States, where the vast majority of our players resided.

     o Laws in the United States would be interpreted to criminalize the processing of online gaming transactions or the advertising and promotion of online gaming websites

     o That regulation in certain jurisdictions would have created certain advantages for our competitors

     o That regulations, taxes or other charges would be imposed on online commerce in general


LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. We have historically been forced to rely on additional investment capital and loans to remain in business. Towards this end, we raised net cash proceeds of $1,875 during the first calendar quarter of 2006, net of commissions, pursuant to an ongoing Regulation S offering, during the course of which we sold 150,000 shares of our restricted common stock.

As of March 31, 2006, we had cash of $44,250 and had working capital deficit of $94,249 at that date. Our cash position and net working capital resulted from funds raised pursuant to our ongoing Regulation S offering. As of March 31, 2006, we owned 40,046,904 common shares of Midas Entertainment, Inc. ("Midas"). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell Midas common shares at favorable terms, or at all.

Our success will ultimately be dependent upon our ability to identify and close a merger transaction with a suitable entity and/or acquire one or more suitable operating businesses. Despite our involvement in such discussions, we cannot be certain that we will successfully conclude such a transaction. If we cannot generate sufficient cash flow from the sale of Midas shares or merge with or acquire one or more profitable operating entities, we will be required to curtail our operations.

We believe that we have sufficient cash on hand to remain in business over the next three-month period. While we are hopeful that we can consummate our current merger negotiations, we cannot be certain that we will be able to do so.


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

Valuation of Non-cash Capital Stock Issuances. We value our stock transactions based upon the fair value of the equity instruments used in the particular transaction, pursuant to the fair value accounting provisions of SFAS No. 123R. Various methods can be used to determine the fair value of the equity instrument. We may use the fair value, the quoted market price or the contemporaneous cash sale price of the stock based consideration. Each of these methods may produce a different result. We use the method that most appropriately reflects the value of the transaction to us. If a difference method was used it could impact the expense, deferred stock and equity stock accounts.

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

Item 2.   Changes in Securities.

On February 10, 2003, we initiated a Regulation "S" offering to sell our common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the quarter ending March 31, 2006 we sold 150,000 common shares pursuant to this offering, realizing net proceeds and subscriptions receivable of $1,875 after the payment of commissions and other remuneration. Shares sold pursuant to this Regulation S offering are described below:

On January 30, 2006, we issued 150,000 shares at an average price of approximately $0.05 per share in connection with a Regulation "S" offering. The shares were issued for gross proceeds of $7,500.

Item 3.   Defaults upon senior securities

         None

Item 4.   Submission of matters to a vote of security holders

         None

Item 5.   Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

                  1. Financial Statements of the Registrant are included under Part 1 Item 1, hereof.

                  2.       Financial Statement Schedules - None

                  3.       Exhibits:

Exhibit No.     Description
-----------     -------------
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


Date:  May 12, 2006                  By: /s/ George Gutierrez
                                         ---------------------------------------
                                        George Gutierrez, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 12, 2006                  By: /s/ George Gutierrez
                                         ---------------------------------------
                                         George Gutierrez, CEO, CFO and Director

Date:  May 12, 2006                  By:  /s/ Grace Bustamente
                                         ---------------------------------------
                                         Grace Bustamente, Director