Form 10QSB
period 2006-06-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-08-14
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2006

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

         N/A

As of June 30, 2006, there were 9,606,985 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format                 Yes  [ ]  No  [x]

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ANGELCITI ENTERTAINMENT, INC.
                               BALANCE SHEET
                                 JUNE 30, 2006
                                 UNAUDITED

                                  ASSETS
CURRENT ASSETS
  Cash                                                               $    35,826
  Other Receivable                                                           100
  Prepaid                                                                    300
                                                                     -----------
TOTAL CURRENT ASSETS                                                      36,226
                                                                     -----------

OTHER ASSETS
  Investment - in non-marketable securities, at cost
     related party                                                       164,667
                                                                     -----------

TOTAL ASSETS                                                         $   200,893
                                                                     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $     6,402
  Account payable - related party                                          5,000
                                                                     -----------
TOTAL CURRENT LIABILITIES                                                 11,402
                                                                     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                        20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                          --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      9,606,985 shares issued and outstanding                              2,401
  Additional paid in capital                                           6,275,873
  Accumulated deficit                                                 (6,088,803)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                               189,491
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   200,893
                                                                     ===========

                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   --------------------------
                                                   2006            2005           2006           2005
                                                -----------    -----------    -----------    -----------
CASINO REVENUES, NET                            $        --    $   116,352    $   104,893    $   283,761
                                                -----------    -----------    -----------    -----------

OPERATING EXPENSES
Amortization and Depreciation                            --          2,250          1,500          4,500
Affiliate Commission                                     --         36,585         12,722         70,184
Bad debts                                                --         29,577         21,645         37,968
Consulting                                           21,569        128,753         74,842        205,592
Royalty                                                  --         30,000         20,000         62,185
Marketing                                                --         25,000             --         31,000
Advertising                                              --         37,217             --        123,842
Legal & Professional fees                            33,403         44,662         74,558         78,465
Rent                                                    796          2,419          3,082          4,620
License Fee                                              --             --             --             --
General and Administrative                           20,437        120,579         91,632        239,841
                                                -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                             76,205        457,042        299,981        858,197
                                                -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                (76,205)      (340,690)      (195,088)      (574,436)
                                                -----------    -----------    -----------    -----------

OTHER INCOME
Interest income                                          68             22            246             38
Other income                                        173,641          5,936        177,285          6,941
                                                -----------    -----------    -----------    -----------
TOTAL OTHER INCOME                                  173,709          5,958        177,531          6,979
                                                -----------    -----------    -----------    -----------


OTHER EXPENSE
Interest expense                                         --             --             --          4,696
Loss on exchange of common stock for debt                --      2,641,544             --      2,641,544
Loss on sale of subsidiariies                            --             --         53,225             --
                                                -----------    -----------    -----------    -----------
TOTAL OTHER EXPENSE                                      --      2,641,544         53,225      2,646,240
                                                -----------    -----------    -----------    -----------

Total Other Income (Expense)                        173,709     (2,635,586)       124,306     (2,639,261)
                                                ===========    ===========    ===========    ===========

NET GAIN (LOSS)                                 $    97,504    $(2,976,276)   $   (70,782)   $(3,213,697)
                                                ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED          $      0.01    $      0.49    $     (0.01)   $     (0.79)
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        during the year - basic and diluted       9,606,985      6,080,075      9,556,073      4,089,341
                                                ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                 ANGELCITI ENTERTAINMENT, INC.
                   STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------
                                                                      2006            2005
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                        $    (70,782)   $ (3,213,697)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Loss on sale of subsidiary                                              53,225              --
Depreciation                                                                --           4,500
Bad debts                                                                   --          37,968
Common stock issued for services                                            --          25,000
Common stock issued to settle accrued interest                              --           4,696
Amortization of stock based deferred expenses                           60,061         149,767
Loss on exchange of common stock to settle debt                             --       2,641,544
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                   29,000         (37,202)
  Other receivable related party                                           100              --
  Prepaid and other assets                                               1,451            (656)
  Due from Affiliate                                                        --          26,033
Increase (decrease) in:
  Accounts payable                                                     (72,783)         68,141
  Accounts Payable, related party                                      (11,128)          6,005
  Accrued royalty payable                                                   --         (13,136)
  Customer deposits and payouts due                                         --          (6,737)
  Payroll taxes payable                                                     --            (844)
                                                                  ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                  (10,856)       (308,618)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disbursement to acquire investment at cost                                --        (100,000)
  Cash sold as part of  subsidiary                                     (73,889)             --
                                                                  ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              (73,889)       (100,000)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs          1,875         137,391
  Proceeds of loan payable - related party                                  --         300,000
  Repayment of loan payable - related party                               (199)        (59,648)
                                                                  ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,676         377,743
                                                                  ------------    ------------

Net Decrease in Cash                                              $    (83,069)   $    (30,875)
Cash at Beginning of Period                                            118,895         166,440
                                                                  ------------    ------------
CASH AT END OF PERIOD                                             $     35,826    $    135,565
                                                                  ============    ============

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                      $         --    $         --
                                                                  ============    ============
Supplemental Disclosure of Non Cash Investing
  and Financing Activities:
    Dividend paid to AngelCiti shareholders of
      Midas common stock                                          $         --    $     50,038
                                                                  ============    ============
    Accrued dividend paid to Angelciti shareholders of
      Midas common stock                                          $         --    $     96,327
                                                                  ============    ============
    Stock subscription receivable                                 $         --    $     35,399
                                                                  ============    ============
    Note issued to acquire investment - at cost                   $         --    $    520,000
                                                                  ============    ============
    Common stock cancellation and reduction of deferred expense   $         --    $ 12,800,000
                                                                  ============    ============
    Common stock issued to settle debt and
     reduction of deferred expense                                $         --    $  1,364,000
                                                                  ============    ============
    Common stock issued to settle debt                            $         --    $    304,696
                                                                  ============    ============

                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND CHANGE IN NATURE OF OPERATIONS
---------------------------------------------------------------

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

The Company discontinued its operations on February 23, 2006 through the sale of its operating subsidiaries (see Note 8). The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations as there was only one operating segment. The Company had been, up until February 23, 2006, a software licensor and administered software-based games of chance through the Internet. The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed a sale agreement disposing of the sole operating business of Angelciti, the SharkCasino. The operating results for the six months ended June 30, 2006 reflect the consolidated operations of Angelciti Entertainment, Inc. and Subsidiaries through February 23, 2006, and from then on, operations are presented solely based on Angelciti Entertainment, Inc.'s activity.

NOTE 2 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss of $70,782 and net cash used in operations of $10,856 for the six months ended June 30, 2006 and an accumulated deficit of $6,088,803 at June 30, 2006. In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

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

The total amount wagered ("handle") was $4,495,644 and $17,616,053 for the six months ended June 30, 2006 and 2005, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.33% and 1.03% for the six months ended June 30, 2006 and 2005, respectively.

(B) NON-MARKETABLE SECURITIES

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the six months ended June 30, 2006.

(C) CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

The Company held approximately 40,046,904 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at June 30, 2006 having a cost basis of $164,667. All Midas shares are currently being treated as non-marketable securities carried at cost. The investment in Midas securities represents 100% of the Company's investments at June 30, 2006. (see Note 4)

NOTE 4 INVESTMENT IN NON-MARKETABKE SECURITIES, RELATED PARTY
-------------------------------------------------------------

Activity relating to our investment in Midas Entertainment, Inc. (see Note 7) stock during the three months ended June 30, 2006 was as follows:

Shares held in Midas at December 31, 2005 (40,046,904 shares)         $  164,667
                                                                      ----------
Balance at June 30, 2006                                              $  164,667
                                                                      ==========

The composition of non-marketable securities at June 30, 2006 is as follows:

                                     COST        FAIR VALUE      UNREALIZED GAIN
                                  ----------     ----------      ---------------
         Common stock             $  164,667     $  164,667          $     --
                                  ==========     ==========          ========

There was no investment income or expense for the six months ended June 30, 2006.

NOTE 5 EQUIPMENT
----------------

The equipment was recorded on the books of a subsidiary company. As a result of the disposal of the subsidiary, there is no longer any fixed assets on Angelciti's books. Depreciation expense for the six months ended June 30, 2006 and 2005 were $1,500 and $4,500, respectively.

NOTE 6 STOCKHOLDERS' EQUITY
---------------------------

(A) COMMON STOCK ISSUANCES

During the six months ended June 30, 2006, the company issued 150,000 of common shares for net proceeds of $1,875. For the same period last year, the company issued 628,542 shares for net proceeds of $137,391.

(B) STOCK OPTIONS

In May 2003, ("the Amendment Date") the Company entered into an amendment to its software license agreement. Under the terms of the amendment, the 450,000 options in 2002 granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date. There were 18,192 and 17,564 options exercised in 2003 and 2004, respectively, leaving 72,244 options remaining at June 30, 2006.

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

(C) OFFERING COSTS - REGULATION "S" STOCK

In order to raise capital, the company enters into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 78% (65% in 2004) of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 22% of the gross proceeds. In certain cases, the broker's commissions have been adjusted to an amount different from the above stated formula. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital.

(D) DEFERRED COMPENSATION

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expired April 5, 2006. The agreement provides compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350. In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company will record a consulting expense over the service period. For the six months ended June 30, 2006, the Company recorded consulting expense of $60,061 and the deferred compensation was fully amortized as of June 30, 2006.

NOTE 7 RELATED PARTY TRANSACTIONS
---------------------------------

At June 30, 2006 the Company held 40,049,904 common shares of Midas Entertainment, Inc., a Company controlled by the CEO of the Company. The investment was valued at its original costs basis of $164,667. (see Note 4)

NOTE 8 DISCONTINED OPERATIONS
-----------------------------

On February 23, 2006, the Company sold its two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL's whose operations the Company had administered (the "Buyer"). The Company agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying the Company against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked the Company's exit from the sublicensing of on-line gaming software and administration of on-line gaming websites. The Company recognized a loss on the sale of subsidiaries of $53,225. The $173,671 of other income for the three months ended June 30, 2006, consists primarily of recovered accounts receivable from discontinued operations which had previously been charged to operations as a bad debt expense.

Item 2.  Managements Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

Overview

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. In February 2006, we sold our operating subsidiaries to an unrelated third party entity. Financial results for the quarter ending June 30, 2005 reflect our operations for a full three month period. Financial results for the quarter ending June 30, 2006 reflect our results of operations without any operating subsidiary. The operating results for the six months ending June 30, 2006 reflect the consolidated operations of Angelciti Entertainment, Inc. and subsidiaries through February 23, 2006, and from then on, operations are presented solely based on Angelciti Entertainment Inc.'s activity.

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

Financial Results

For the three and six month periods ending June 30, 2006, we recorded net casino revenues of $0 and $104,893, respectively, compared to $116,352 and $283,761 for the same periods of the prior year. The foregoing reflects the discontinuation of our on-line casino related operations during the first calendar quarter of this year. We have never operated at a profit. Our net loss from operations for the three and six month periods ending June 30, 2006 decreased to $76,205 and $195,088 from $340,690 and $574,436 for the same periods of the prior year. The sale of our operating subsidiaries resulted in our decreased operating losses as contrasted to those suffered in the same quarter of 2005. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.

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

     o Laws in the United States would be interpreted to criminalize the processing of online gaming transactions or the advertising and promotion of online gaming websites

     o Regulation in certain jurisdictions would have created certain advantages for our competitors

     o Regulations, taxes or other charges would be imposed on online commerce in general

We believe that we are no longer subject to these regulatory uncertainties but no assurance is given in this regard.

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. We have historically been forced to rely on additional investment capital and loans to remain in business. As of June 30, 2006, we had cash of $35,826 and working capital of $24,824 at that date. As of June 30, 2006, we owned 40,046,904 common shares of Midas Entertainment, Inc. ("Midas"). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell any of our Midas common shares at favorable terms, or at all.

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

We believe that we have sufficient cash on hand to remain in business over the next three-month period. While we are hopeful that we can consummate our current merger negotiations, we cannot be certain that we will be able to do so

FUTURE EXPENDITURES

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

Valuation of Investment in Non-Marketable Securities. We have determined our investment in Midas' common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our assets and investment in non-marketable securities-related party-at cost account.

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

Item 2.  Changes in Securities. - Not Applicable

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


Date:  August 14, 2006                 By: /s/ George Gutierrez
                                           --------------------
                                           George Gutierrez, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 14, 2006                 By: /s/ George Gutierrez
                                           --------------------
                                           George Gutierrez, CEO, CFO and
                                           Director

Date:  August 14, 2006                 By: /s/ George Gutierrez
                                           --------------------
                                           Grace Bustamente, Director