Form 10QSB
period 2006-09-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2006-11-14
CIK 1084122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-QSB

                                ----------------

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

               For the quarterly period ended: September 30, 2006

                         Commission File Number: 0005468


                                ----------------

                          ANGELCITI ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------


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

                                                                  N/A

As of September 30, 2006, there were 9,606,985 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format                     Yes [ ] No [x]

================================================================================

                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        ANGELCITI ENTERTAINMENT, INC.
                                Balance Sheet
                               September 30, 2006
                                  Unaudited



                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    15,489
  Prepaid expenses                                                           2,300
                                                                       -----------
TOTAL CURRENT ASSETS                                                        17,789
                                                                       -----------

OTHER ASSETS
  Investment - in non-marketable securities, at cost                       164,667
                                                                       -----------

TOTAL ASSETS                                                           $   182,456
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $     4,662
                                                                       -----------
TOTAL CURRENT LIABILITIES                                                    4,662
                                                                       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                          20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                            --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      9,606,985 shares issued and outstanding                                2,401
  Additional paid in capital                                             6,275,873
  Accumulated deficit                                                   (6,100,500)
                                                                       -----------
TOTAL STOCKHOLDERS' EQUITY                                                 177,794
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   182,456
                                                                       ===========






     See accompanying notes to unaudited consolidated financial statements.

                          ANGELCITI ENTERTAINMENT, INC.
                            Statements of Operations
                                   (Unaudited)

                                                      Three months ended September 30,        Nine months ended September 30,
                                                      -------------------------------         -------------------------------
                                                          2006                2005                2006                2005
                                                      -----------         -----------         -----------         -----------
CASINO REVENUES, NET                                  $        --         $   160,732         $   104,893         $   444,493
                                                      -----------         -----------         -----------         -----------

OPERATING EXPENSES
Amortization and Depreciation                                  --               2,250               1,500               6,750
Affiliate Commission                                           --              28,850              12,722              99,034
Bad debts                                                      --              11,510              21,645              49,478
Consulting                                                     --             110,678              74,842             316,270
Royalty                                                        --              30,000              20,000              92,185
Marketing                                                      --                  --                  --              31,000
Advertising                                                    --                  --                  --             123,842
Legal & Professional fees                                   6,413              14,620              80,971              93,085
Rent                                                          329               3,191               3,411               7,811
General and Administrative                                  5,050             138,030              96,682             377,871
                                                      -----------         -----------         -----------         -----------
TOTAL OPERATING EXPENSES                                   11,792             339,129             311,773           1,197,326
                                                      -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                      (11,792)           (178,397)           (206,880)           (752,833)
                                                      -----------         -----------         -----------         -----------

OTHER INCOME
Interest income                                                95                  19                 341                  57
Other income                                                   --               2,317             177,285               9,258
                                                      -----------         -----------         -----------         -----------
TOTAL OTHER INCOME                                             95               2,336             177,626               9,315
                                                      -----------         -----------         -----------         -----------


OTHER EXPENSE
Interest expense                                               --             (16,100)                 --             (20,796)
Loss on exchange of common stock for debt                      --                  --                  --          (2,641,544)
Loss on sale of subsidiaries                                   --                  --             (53,225)                 --
                                                      -----------         -----------         -----------         -----------
TOTAL OTHER EXPENSE                                            --             (16,100)            (53,225)         (2,662,340)
                                                      -----------         -----------         -----------         -----------

Total Other Income (Expense)                                   95             (13,764)            124,401          (2,653,025)
                                                      ===========         ===========         ===========         ===========

NET LOSS                                              $   (11,697)        $  (192,161)        $   (82,479)        $(3,405,858)
                                                      ===========         ===========         ===========         ===========

NET LOSS PER SHARE - BASIC AND DILUTED                $     (0.00)        $     (0.03)        $     (0.01)        $     (0.67)
                                                      ===========         ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
           during the year - basic and diluted          9,606,985           7,493,568           9,573,230           5,097,155
                                                      ===========         ===========         ===========         ===========



     See accompanying notes to unaudited consolidated financial statements.

                          ANGELCITI ENTERTAINMENT, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine months ended September 30,
                                                                                  2006               2005
                                                                              -----------        -----------
Cash Flows from Operating Activities:
Net (loss)                                                                    $   (82,479)       $(3,405,858)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Loss on sale of subsidiary                                                         53,225                 --
Depreciation                                                                           --              6,750
Bad debts                                                                              --             49,478
Common stock issued for services                                                       --             25,000
Common stock issued to settle accrued interest                                         --              4,696
Amortization of stock based deferred expenses                                      60,061            196,777
Loss on exchange of common stock to settle debt                                        --          2,641,544
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                              29,000            (48,712)
  Other receivable related party                                                      200                 --
  Prepaid and other assets                                                           (549)             3,165
  Due from Affiliate                                                                   --             26,279
Increase (decrease) in:
  Accounts payable                                                                (74,523)           116,698
  Accrued interest payable                                                             --             16,100
  Accounts Payable, related party                                                 (16,128)             6,005
  Accrued royalty payable                                                              --            (26,040)
  Customer deposits and payouts due                                                    --               (578)
  Payroll taxes payable                                                                --               (588)
                                                                              -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                             (31,193)          (389,284)
                                                                              -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Disbursement to acquire investment at cost                                           --           (100,000)
  Cash sold as part of  subsidiary                                                (73,889)                --
                                                                              -----------        -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         (73,889)          (100,000)
                                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs                     1,875            262,061
  Proceeds of loan payable - related party                                             --            300,000
  Deferred offering costs                                                              --            (24,286)
  Repayment of loan payable - related party                                          (199)           (53,024)
                                                                              -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,676            484,751
                                                                              -----------        -----------
Net Decrease in Cash                                                          $  (103,406)       $    (4,533)
Cash at Beginning of Period                                                   $   118,895            166,440
                                                                              -----------        -----------
CASH AT END OF PERIOD                                                         $    15,489        $   161,907
                                                                              ===========        ===========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash Paid for:
     Taxes                                                                    $        --        $        --
                                                                              ===========        ===========
     Interest                                                                 $        --        $        --
                                                                              ===========        ===========
Supplemental Disclosure of Non Cash Investing and Financing Activities:
-----------------------------------------------------------------------
     Dividend paid to AngelCiti shareholders of Midas common stock            $        --        $    50,038
                                                                              ===========        ===========
     Note issued to acquire investment - at cost                              $        --        $   520,000
                                                                              ===========        ===========
     Common stock issued to settle debt                                       $        --        $   304,696
                                                                              ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

The Company discontinued its operations on February 23, 2006 through the sale of its operating subsidiaries (See Note 7). The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations as there was only one operating segment. The Company had been, up until February 23, 2006, a software licensor and administered software-based games of chance through the Internet. The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed a sale agreement disposing of the sole operating business of Angelciti, the SharkCasino. The operating results for the nine months ended September 30, 2006 reflect the consolidated operations of Angelciti Entertainment, Inc. and Subsidiaries through February 23, 2006, and from then on, operations are presented solely based on Angelciti Entertainment, Inc.'s activity.

NOTE 2 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss of $82,479 and net cash used in operations of $31,193 for the nine months ended September 30, 2006 and an accumulated deficit of $6,100,500 at September 30, 2006. In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

(A) REVENUE RECOGNITION

Through February 23, 2006 (See Note 7) the Company followed the guidance of Staff Accounting Bulletin No. 104 and the AICPA's guidance on revenue recognition for casinos. Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

The total amount wagered ("handle") was $4,495,644 and $24,610,269 for the nine months ended September 30, 2006 and 2005, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.33% and 1.81% for the nine months ended September 30, 2006 and 2005, respectively.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


(B) NON-MARKETABLE SECURITIES

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the nine months ended September 30, 2006.

(C) CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of non-marketable securities.

The Company held approximately 40,046,904 common shares of Midas Entertainment, Inc.'s (a former related party) publicly traded common stock prior to an August 2006 reorganization of Midas. The Midas shares held were exchanged on a one for one basis for shares in Textechnologies Inc. Subsequent to the reorganization there was a reverse stock split of 1 share for 100 shares held. The number of Textechnologies shares held is 400,469. The cost basis for the investment remains at $164,667. All Textechnologies shares are currently being treated as non-marketable securities carried at cost. The investment in Textechnologies Inc. securities represents 100% of the Company's investments at September 30, 2006. (See Note 4)

NOTE 4 INVESTMENT IN NON-MARKETABKE SECURITIES
----------------------------------------------

Activity relating to our investment in Textechnologies Inc. stock during the nine months ended September 30, 2006 was as follows:



Shares held in Midas at December 31, 2005 (40,046,904 shares)        $  164,667
                                                                     ----------

Balance at September 30, 2006 (400,469 shares of Textechnologies)    $  164,667
                                                                     ==========


The composition of non-marketable securities at September 30, 2006 is as follows:


                         Cost         Fair Value       Unrealized Gain
                      ----------     -----------       ---------------
Common stock          $  164,667     $  164,667            $     --
                      ==========     ==========            ========


There was no investment income or expense for the nine months ended September 30, 2006. During the year there was a reorganization with the name changing to Textechnologies Inc. and a reverse stock split with a consolidation of 100 shares for one.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 5 EQUIPMENT
----------------

The equipment was recorded on the books of a subsidiary company. As a result of the disposal of the subsidiary, there is no longer any fixed assets on Angelciti's books. Depreciation expense for the nine months ended September 30, 2006 and 2005 were $1,500 and $6,750, respectively.


NOTE 6 STOCKHOLDERS' EQUITY
---------------------------

(A) COMMON STOCK ISSUANCES

During the nine months ended September 30, 2006, the company issued 150,000 of common shares for net proceeds of $1,875. For the same period last year, the company issued 61,450,924 shares for net proceeds of $262,061.

(B) STOCK OPTIONS

In May 2003, ("the Amendment Date") the Company entered into an amendment to its software license agreement. Under the terms of the amendment, the 450,000 options in 2002 granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date. There were 18,192 and 17,564 options exercised in 2003 and 2004, respectively, leaving 72,244 options remaining at September 30, 2006.

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

(D) DEFERRED COMPENSATION

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expired April 5, 2006. The agreement provides compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350. In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company will record a consulting expense over the service period. For the nine

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


months ended September 30, 2006, the Company recorded consulting expense of $60,061 and the deferred compensation was fully amortized as of September 30, 2006.

NOTE 7 DISCONTINED OPERATIONS
-----------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

Overview
--------

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. In February 2006, we sold our operating subsidiaries to an unrelated third party entity. Financial results for the quarter ending September 30, 2005 reflect our operations for a full three month period. Financial results for the quarter ending September 30, 2006 reflect our results of operations without any operating subsidiary. The operating results for the nine months ending September 30, 2006 reflect the consolidated operations of Angelciti Entertainment, Inc. and subsidiaries through February 23, 2006, and from then on, operations are presented solely based on Angelciti Entertainment Inc.'s activity.

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

We are seeking other alternative business ventures. Our merger negotiations with Nurovysn Merger Corporation, a Nevada corporation have been terminated and we are exploring other merger or acquisition opportunities. No assurances are given that we will acquire or merge with a suitable entity, or operate profitably thereafter.

A full description of our operations can be found in our Annual Report on Form 10-KSB for the year ending December 31, 2005.

Financial Results

For the three and nine month periods ending September 30, 2006, we recorded net casino revenues of $0 and $104,893, respectively, compared to $160,732 and $444,493 for the same periods of the prior year. The foregoing reflects the discontinuation of our on-line casino related operations during the first calendar quarter of this year. We have never operated at a profit. Our net loss from operations for the three and nine month periods ending September 30, 2006 decreased to $11,792 and $206,880 from $178,397 and $752,833 for the same periods of the prior year. The sale of our operating subsidiaries resulted in our decreased operating losses as contrasted to those suffered in the same quarter of 2005. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. We have historically been forced to rely on additional investment capital and loans to remain in business. As of September 30, 2006, we had cash of $15,489 and working capital of $13,127 at that date. As of September 30, 2006, we owned 400,469 common shares of Textechnologies, Inc. (formerly, Midas Entertainment, Inc.). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell any of these shares at favorable terms, or at all.

Our success will ultimately be dependent upon our ability to identify and close a merger transaction with a suitable entity and/or acquire one or more suitable operating businesses. We cannot be certain that we will successfully conclude such a transaction. If we cannot generate sufficient cash flow from the sale of our non-marketable securities or merge with or acquire one or more profitable operating entities, we will be required to curtail our operations.

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

         Not Applicable

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

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

               1.    Financial Statements of the Registrant are included under
                     Part 1 Item 1, hereof.

               2.    Financial Statement Schedules

                       None

               3.   Exhibits:



Exhibit No.    Description
----------     ------------------------------------------------------------
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

  14.1         Code of Ethics***

  21.1         Names of Subsidiaries*

  31.1         Rule 13a-14(a)/15d-14(a) Certification of George Guttierez

  32.1 Certification Pursuant to 18 U.S.C Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------
* Incorporated by reference to our Form 10-KSB filed with the U.S. Securities and Exchange Commission on April 5, 2005.

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


Date:  November 14, 2006             By: /s/ GEORGE GUTIERREZ
                                         ---------------------------------------
                                         George Gutierrez, CEO and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  November 14, 2006             By: /s/ GEORGE GUTIERREZ
                                         ---------------------------------------
                                         George Gutierrez, CEO, CFO and Director

Date:  November 14, 2006             By: /s/ GRACE BUSTAMENTE
                                         ---------------------------------------
                                         Grace Bustamente, Director