Form 10KSB
period 2006-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2007-04-13
CIK 1084122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

             9000 SHERIDAN STREET, SUITE 7, PEMBROKE PINES, FL 33204
             -------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

The Registrant's revenue for the year ended December 31, 2006 was $104,893.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on February 6, 2006, is $383,050.

As of December 31, 2006, there were 9,606,985 shares of the Registrant's Common Stock, $.00025 par value per share, issued and outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Our company was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. Our name was subsequently changed to IChance International, Inc. ("IChance") on September 17, 2001 and then changed to AngelCiti Entertainment, Inc., as of January 20, 2003. On January 20, 2003, we acquired Worldwide Management, SA, a Costa Rica corporation ("Worldwide"), from a company now known as Omega Ventures, Inc. ("Omega"). Worldwide is the licensee of certain online gaming software. We purchased Worldwide in exchange for 21 million, or approximately 88%, of our common shares pursuant to the terms of a Share Exchange Agreement that we had entered into on November 7, 2003 (the "Share Exchange Agreement"). Omega exercised voting control over our management and business from that time through April of 2004. Voting control of our business and management is now controlled by Messrs. George Gutierrez our executive officer and director, and Dean Ward, a former executive officer and director, who collectively own 100% of our Series A preferred shares.

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

Our two operating subsidiaries were sold in February 2006 marking our exit from on-line gaming related activities. The following discussion describes our former operations from January 1, 2006 through February 23, 2006.

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

We acquired a controlling interest in Textechnologies, Inc., a publicly traded entity formerly known as Midas Entertainment, Inc. ("Midas") in June 2004, in exchange for $125,000 cash and certain poker-related software and other assets that we owned. As of December 31, 2006, we owned 400,469 shares of Textechnolgies, Inc. common stock and no longer hold a controlling interest in its shares . Textechnologies' common shares are traded on the OTC pink sheets.

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

GOVERNMENT REGULATION

Our revenues had been subject to certain uncertainties associated with, among other things, the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player's ability to make payments to us through US companies or companies doing business in the United States. An online casino's operations are generally subject to applicable laws in the jurisdictions in which they offer services. We believe that these regulations had a material effect on our operations and led to our decision to sell our operating subsidiary in February of 2006..

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

EMPLOYEES

As of December 31, 2006, we had 1 employee. We do not anticipate that we will retain the services of any additional employees until we have identified an acquisition or merger candidate and consummated a transaction with that company.

None of our employees or independent contractors are or have been represented by a collective bargaining agreement.

ACTIVITIES FOLLOWING DISCONTINUATION OF OPERATIONS

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

We are seeking other alternative business ventures. No assurance is given that we will identify, merge with or otherwise acquire an operating entity or operate profitably thereafter should we do so.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board. Our ticker symbol is AGCI.

The range of high and low bid prices for our common shares for each quarter of the last two calendar years was as follows:

                                           LOW BID                HIGH BID
                                           -------                --------
         1st Quarter 2005                   $0.51                  $3.05
         2ndQuarter 2005                    $0.75                  $1.31
         3rd Quarter 2005                   $0.50                  $0.96
         4th Quarter 2005                   $0.08                  $0.67

         1st Quarter 2006                   $0.05                  $0.12
         2ndQuarter 2006                    $0.05                  $0.08
         3rd Quarter 2006                   $0.02                  $0.07
         4th Quarter 2006                   $0.01                  $0.03

The foregoing stock prices have been adjusted to reflect all splits. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS

As of December 31, 2006, there were 688 shareholders of our common stock. This number excludes the beneficial owners of shares held in "street" name or held through participants in depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2003, we initiated a Regulation "S" offering to sell our common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the year ending December 31, 2006 we sold 150,000 common shares pursuant to this offering, realizing net proceeds of $1,875 after the payment of commissions and other remuneration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
--------

In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. In February 2006, we sold our operating subsidiaries to an unrelated third party entity. Financial results for the year ending December 31, 2005 reflect our operations for a full year period. Financial results for the year ending December 31, 2006 reflect our consolidated results of operations through February 23, 2006. From then on, our operations are presented solely based on Angelciti Entertainment's activity.

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

We are seeking alternative business ventures. However, no assurance is given that we will identify, merge with or otherwise acquire an operating entity or operate profitably thereafter should we do so.

Financial Results

For the calendar year ending December 31, 2006, we booked interest income of $391 and other income of $173,111 from discontinued operations. We have never operated at a profit. Following the discontinuation of our operations, our net loss for the year ending December 31, 2006 decreased to $87,719 from $3,593,290 for the same period of the prior year. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. We have historically been forced to rely on additional investment capital and loans to remain in business. Towards this end, we raised gross cash proceeds of $7,500 during the year ending December 31, 2006, before paying commissions, pursuant to an ongoing Regulation S offering, during the course of which we sold 150,000 shares of our restricted common stock.

As of December 31, 2006, we had cash of $11,595 and had working capital of $7,578 at that date. As of December 31, 2006, we owned 400,469 common shares of Textechnologies, Inc. ("TTI"). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell TTI common shares at favorable terms, or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company:

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

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

Valuation of Investment in Non-Marketable Securities. We have determined our investment in TTI's common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our investment in non-marketable securities-related party-at cost account.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear on pages F-1 to F-17.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers and directors of the Company are as follows:

NAME                  AGE      TITLE (1)
----                  ---      ---------
George Gutierrez       42      CEO, President, Treasurer, Secretary and Director
Grace Bustamente       31      Director
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

Ms. Bustamente has served as a member of our Board of Directors since February 27, 2006. She had been a homemaker from January 2002 through June 2004. From July 2004 through January 2007, Ms. Bustamente has been employed by Baroda as an administrative assistant. Since February 1, 2007, Ms. Bustamente has been employed as an administrative assistant by Global Softnet, S.A., a financial consulting firm. Ms. Bustamente is a citizen of Costa Rica.

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

Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons. Grace Bustamente, one of our directors, has never made her required filing and has not provided us with a copy thereof. She has undertaken to make such filing as soon as practicable and provide us with a copy thereof.

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

ITEM 10. EXECUTIVE COMPENSATION

Mr. Gutierrez was not paid a salary during the years ending December 31, 2004 through December 31, 2006.

The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:

                                     ANNUAL COMPENSATION              LONG TERM COMPENSATION
NAME AND                     --------------------------------   -------------------------------
PRINCIPAL POSITION           YEAR   SALARY   BONUS   OTHER(1)   STOCK   SAR'S   LTIP   OTHER(1)
------------------           ----   ------   -----   --------   -----   -----   ----   --------
George Gutierrez-CEO
   and president             2004   $0.00    $0.00    $0.00     $0.00   $0.00   $0.00   $0.00
                             2005   $0.00    $0.00  $20.000(2)  $0.00   $0.00   $0.00   $0.00
                             2006   $0.00    $0.00    $0.00     $0.00   $0.00   $0.00   $0.00
Dean Ward-Vice
   President/CFO, Secretary
   and Treasurer             2004   $0.00    $0.00    $0.00     $0.00   $0.00   $0.00   $0.00
                             2005   $0.00    $0.00  $20,000(2)  $0.00   $0.00   $0.00   $0.00
                             2006   $0.00    $0.00    $0.00     $0.00   $0.00   $0.00   $0.00

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

The following table sets forth certain information as of December 31, 2006 with respect to shares of our voting securities owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.

TITLE OF               NAME AND ADDRESS OF           AMOUNT OF       PERCENT
CLASS                  BENEFICIAL OWNER              SHARES          OF CLASS
--------               -------------------           ---------       --------

Common stock           George Gutierrez
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204      30,712(1)       0.33%

Common Stock           Grace Bustamente
                       9000 Sheridan Street
                       Pembroke Pines, FL 33204           0          0.00%

Common Stock           All Executive Officers
                       and Directors as a Group
                       (2 people)                    30,712(1)       0.33%

Preferred Stock,    George Gutierrez
Series A               9000 Sheridan Street
                       Pembroke Pines, FL 33204      10,000(2)      50.00%

Preferred Stock,    Dean Ward
Series A               9000 Sheridan Street
                       Pembroke Pines, FL 33204      10,000(2)      50.00%
----------
(1) Mr. Gutierrez is a control person of Kailuamana, SA. Kailuamana owns 30,712 of our common shares.
(2) Messrs. Gutierrez and Ward each own 10,000 of our Series A preferred shares. The voting rights associated with each share of Series A preferred are equivalent of the voting rights of 20,000 of our common shares. The preferred shares provide Messrs. Gutierrez and Ward with voting control of our management and business.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, George Gutierrez, is a control person of Baroda, our landlord. Worldwide, our wholly owned subsidiary, has entered into a Commercial Sublease and Service agreement with Baroda (the "Sublease") that requires Worldwide to make certain payments to Baroda. During the year ending December 31, 2005, Baroda advanced working capital of $75,832 on our behalf to pay for certain of our corporate expenses. As of December 31, 2005, we owed Baroda 7,507. The balance was paid in full during the calendar year ending December 31, 2006.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2.  Financial Statement Schedules - None

         3.  Exhibits:

EXHIBIT NO.                DESCRIPTION
-----------                -----------
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

         None

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We were billed for and paid our current auditors, Salberg & Company, P.A. $27,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2006 calendar year. We were billed for and paid our current auditors, Salberg & Company, P.A. $66,000 for professional services rendered by said auditor for the audit of our annual financial statements for the 2005 calendar year.

Audit-Related Fees. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2006 and 2005 calendar year, respectively.

Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2006 and December 31, 2005, respectively.

All Other Fees. We did not pay our auditors and were not billed for any fees other than those described above during the calendar years ending December 31, 2006 and December 31, 2205, respectively.

Audit Committee Pre-Approval Polices. We have no audit committee pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANGELCITI ENTERTAINMENT, INC.


Date:  April 12, 2007                   By: /s/ George Gutierrez
                                            ------------------------------------
                                            George Gutierrez, CEO and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 12, 2007                   By: /s/ George Gutierrez
                                            ------------------------------------
                                            George Gutierrez, CEO and Director


Date:  April 12, 2007                   By: /s/ Grace Bustamente
                                            ------------------------------------
                                            Grace Bustamente, Director

                          ANGELCITI ENTERTAINMENT, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                    CONTENTS

                                                                     PAGE(S)
                                                                     -------
 Report of Independent Registered Public Accounting Firm              F-2


 Balance Sheet                                                        F-3


 Statements of Operations                                             F-4


 Statement of Changes in Stockholders' Equity                         F-5


 Statements of Cash Flows                                             F-6


 Notes to Financial Statements                                        F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
     AngelCiti Entertainment, Inc.

We have audited the accompanying balance sheet of AngelCiti Entertainment, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 consolidated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of AngelCiti Entertainment, Inc. as of December 31, 2006, and the results of their operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 consolidated, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $87,719 and net cash used in operations of $35,087, respectively for the year ended December 31, 2006 and an accumulated deficit of $6,105,740 at December 31, 2006. In addition, in February 2006, the Company sold its operating subsidiaries leaving it with no operations or future revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 9, 2007

                          ANGELCITI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                               DECEMBER 31, 2006


                                     ASSETS
CURRENT ASSETS
  Cash                                                                    $    11,595
                                                                          -----------
TOTAL CURRENT ASSETS                                                           11,595
                                                                          -----------

OTHER ASSETS
  Investment - non-marketable securities, at cost                             164,667
  Deposits and other assets                                                       309
                                                                          -----------
TOTAL ASSETS                                                              $   176,571
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $     4,017
                                                                          -----------
TOTAL CURRENT LIABILITIES                                                       4,017
                                                                          -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 shares issued and outstanding                      20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                               --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      9,606,985 shares issued and outstanding                                   2,400
  Additional paid-in capital                                                6,275,874
  Accumulated deficit                                                      (6,105,740)
                                                                          -----------
TOTAL STOCKHOLDERS' EQUITY                                                    172,554
                                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   176,571
                                                                          ===========


                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDING DECEMBER 31,
                                                          2006             2005
                                                                      (CONSOLIDATED)
                                                      -----------      -----------
CASINO REVENUES, NET                                  $   104,893      $   650,252
                                                      -----------      -----------

OPERATING EXPENSES
Bad debts                                                  20,385            7,464
Legal & Professional fees                                 150,955          587,448
General and Administrative                                141,549          940,830
                                                      -----------      -----------
TOTAL OPERATING EXPENSES                                  312,889        1,535,742
                                                      -----------      -----------

LOSS FROM OPERATIONS                                     (207,996)        (885,490)
                                                      -----------      -----------

OTHER INCOME
Interest income                                               391               96
Other income                                              173,111            9,344
                                                      -----------      -----------
TOTAL OTHER INCOME                                        173,502            9,440
                                                      -----------      -----------

OTHER EXPENSE
Interest expense                                               --           27,296
Loss on investment                                             --           48,400
Loss on exchange of common stock for debt                      --        2,641,544
Loss on sale of subsidiaries                               53,225               --
                                                      -----------      -----------
TOTAL OTHER EXPENSE                                        53,225        2,717,240
                                                      -----------      -----------

TOTAL OTHER INCOME (EXPENSE), NET                         120,277       (2,707,800)
                                                      ===========      ===========

NET LOSS                                              $   (87,719)     $(3,593,290)
                                                      ===========      ===========

NET LOSS PER SHARE - BASIC AND DILUTED                $     (0.01)     $     (0.60)
                                                      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE YEAR - BASIC AND DILUTED                   9,581,738        5,973,644
                                                      ===========      ===========

                 See accompanying notes to financial statements

                                            ANGELCITI ENTERTAINMENT, INC.
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       YEARS ENDED DECEMBER 31, 2006 AND 2005

                           PREFERRED STOCK,                       COMMON STOCK     ADDITIONAL
                                SERIES A        COMMON STOCK        ISSUABLE        PAID-IN     ACCUMULATED  DEFERRED
                           SHARES   AMOUNT    SHARES    AMOUNT  SHARES    AMOUNT    CAPITAL       DEFICIT    CONSULTING    TOTAL
                           -------  ------  ----------  ------ --------   -------  ----------   -----------  ---------  -----------
BALANCE, DECEMBER 31, 2004  20,000  $   20   3,598,151  $  900       --   $    --  $2,724,111   $(2,253,492) $(119,792) $   351,747

Amortization of
  deferred consulting
  services                      --      --          --      --       --        --          --            --    299,976      299,976

Stock issued for cash,
  net of offering costs         --      --   2,791,834     697  205,000        51     339,155            --         --      339,903

Stock issued for
  consulting services           --      --     134,000      33       --        --     265,212            --   (240,245)      25,000

Cancellation of escrowed
  stock and repayment of
  debt with stock               --      --   2,728,000     682       --        --   2,945,558            --         --    2,946,240

Dividend of Midas shares
  to AngelCiti stockholders     --      --          --      --       --        --          --      (171,239)        --     (171,239)

Net Loss, 2005                  --      --          --      --       --        --          --    (3,593,290)        --   (3,593,290)
                           -------  ------  ----------  ------ --------   -------  ----------   -----------  ---------  -----------
BALANCE, DECEMBER 31, 2005
  (CONSOLIDATED)            20,000      20   9,251,985   2,312  205,000        51   6,274,036    (6,018,021)   (60,061)     198,337

Amortization of
  deferred consulting
  services                      --      --          --      --       --        --          --            --     60,061       60,061

Stock issued for cash,
  net of offering costs         --      --     150,000      37       --        --       1,838            --         --        1,875

Issuance of issuable
  shares                        --      --     205,000      51 (205,000)      (51)         --            --         --           --

Net Loss, 2006                  --      --          --      --       --        --          --       (87,719)        --      (87,719)
                           -------  ------  ----------  ------ --------   -------  ----------   -----------  ---------  -----------
BALANCE, DECEMBER 31, 2006  20,000  $   20   9,606,985  $2,400       --   $    --  $6,275,874   $(6,105,740) $      --  $   172,554
                           =======  ======  ==========  ====== ========   =======  ==========   ===========  =========  ===========



                 See accompanying notes to financial statements

                         ANGELCITI ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS


                                                                           FOR THE YEARS ENDING DECEMBER 31,
                                                                                2006             2005
                                                                                            (CONSOLIDATED)
                                                                            -----------      -----------
Cash Flows from Operating Activities:
Net loss                                                                    $   (87,719)     $(3,593,290)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Loss on sale of subsidiary                                                       53,225               --
Depreciation                                                                         --            9,000
Bad debts                                                                        20,385            7,464
Common stock issued for services                                                     --           25,000
Common stock issued to settle accrued interest                                       --            4,696
Amortization of stock based deferred expenses                                    60,061          299,976
Loss on exchange of common stock to settle debt                                      --        2,641,544
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                             8,615          (35,698)
  Other receivable, related party                                                   200               --
  Deposits                                                                         (300)              --
  Prepaid and other assets                                                        1,742            2,049
  Due from Affiliate                                                                 --           26,660
Increase (decrease) in:
  Accounts payable                                                              (75,168)          23,305
  Accounts Payable, related party                                               (16,128)          16,128
  Accrued royalty payable                                                            --          (22,804)
  Customer deposits and payouts due                                                  --          (11,200)
  Payroll taxes payable                                                              --           (4,446)
                                                                            -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (35,087)        (611,616)
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash sold as part of  subsidiary                                              (73,889)              --
                                                                            -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (73,889)              --
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs                   1,875          339,903
  Loan proceeds                                                                      --          300,000
  Repayment of loan payable - related party                                        (199)         (75,832)
                                                                            -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,676          564,071
                                                                            -----------      -----------

Net Decrease in Cash                                                        $  (107,300)     $   (47,545)

Cash at Beginning of Year                                                       118,895          166,440
                                                                            -----------      -----------

CASH AT END OF YEAR                                                         $    11,595      $   118,895
                                                                            ===========      ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Taxes                                                                   $        --      $        --
                                                                            ===========      ===========
    Interest                                                                $        --      $    22,600
                                                                            ===========      ===========

Supplemental Disclosure of Non Cash Investing and Financing Activities:

    Dividend paid to AngelCiti shareholders of Midas common stock           $        --      $   171,239
                                                                            ===========      ===========
    Deferred stock based expenses                                           $        --      $   240,245
                                                                            ===========      ===========
    Common stock issued to settle debt                                      $        --      $   304,696
                                                                            ===========      ===========

                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 ORGANIZATION, CHANGE IN NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company discontinued its operations on February 23, 2006 through the sale of its operating subsidiaries (See Note 7). The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations, as there was only one operating segment. The Company had been, up until February 23, 2006, a software licensor and administered software-based games of chance through the Internet. The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed a sale agreement disposing of the sole operating business of Angelciti, the Shark Casino. The operating results for the year ended December 31, 2006 and 2005 reflect the consolidated operations of Angelciti Entertainment, Inc. and Subsidiaries through February 23, 2006, and from then on, operations are presented solely based on Angelciti Entertainment, Inc.'s activity.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $87,719 and net cash used in operations of $35,087 for the year ended December 31, 2006 and an accumulated deficit of $6,105,740 at December 31, 2006. In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies or establish a new business and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(A)   USE OF ESTIMATES


In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during 2006 and 2005 include an estimate of the deferred tax asset valuation allowance, bad debt on accounts receivable, impairment of investments, amortization period on prepaid license fees, depreciable lives on equipment and valuation of stock-based compensation and stock-based debt settlements.

(B)   CASH AND CASH EQUIVALENTS

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. There was no risk of loss at December 31, 2006 as there were no deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006.

(C)   NON-MARKETABLE SECURITIES AND CONCENTRATION

Certain securities that the Company may invest in are determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the years ended December 31, 2006 and 2005.

The Company held approximately 40,046,904 common shares of Midas Entertainment, Inc.'s (a former related party) publicly traded common stock prior to an August 2006 reorganization of Midas. The Midas shares held were exchanged on a one for one basis for shares in Textechnologies Inc. Subsequent to the reorganization, there was a reverse stock split of 1 share for 100 shares held. The number of Textechnologies shares held at December 31, 2006 is 400,469. The cost basis for the investment remains at $164,667 ($0.41/share). All Textechnologies shares are currently being treated as non-marketable securities carried at cost. The investment in Textechnologies Inc. securities represents 100% of the Company's investments at December 31, 2006. (See Note 4)

(D)   REVENUE RECOGNITION

Through February 23, 2006 (See Note 7), the Company followed the guidance of Staff Accounting Bulletin No. 104 and the AICPA's guidance on revenue recognition for casinos. Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

The total amount wagered ("handle") was $4,495,644 and $31,645,937 for the years ended December 31, 2006 and 2005, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.33% and 2.05% for the years ended December 31, 2006 and 2005, respectively.

(E)   ADVERTISING

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2006 and 2005 were $0 and $123,842, respectively.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


(F)   INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. (See Note 7)

(G)   STOCK BASED COMPENSATION

On January 1, 2006 the Company adopted the FASB SFAS No. 123(R), "Share-Based Payment which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, stock warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123.

Prior to 2006 the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

During 2005, there were stock options exercised in connection with the settlement of accrued royalties payable. (See Note 5)

(H)   NET LOSS PER SHARE

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

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


For fiscal years 2006 and 2005 that have net loss, basic and diluted EPS are the same since all common stock equivalents were anti-dilutive. At December 31, 2006 and 2005, there were stock options outstanding to purchase 172,244 common shares and an agreement with a vendor whereby $415,000 of common stock may be purchased at a stipulated exercise price. These options may dilute any future earnings per share.

(I)   FAIR VALUE OF FINANCIAL INSTRUMENTS


The carrying amounts of the Company's short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.


(J)   RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

(K)   RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

NOTE 4 INVESTMENT IN NON-MARKETABLE SECURITIES


The composition of non-marketable securities at December 31, 2006 is as follows:

                           COST         FAIR VALUE        UNREALIZED GAIN (LOSS)
                         --------       ----------        ---------------------
Common Stock             $164,667        $164,667                  $0

There was no investment activity, income or expense for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 STOCKHOLDERS' EQUITY

(A)   COMMON STOCK ISSUANCES FOR CASH AND RELATED OFFERING COSTS

In order to raise capital, the company entered into a Regulation "S" purchase agreement with an unrelated third party broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 78% of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 22% of the gross proceeds. In certain cases, the broker's commissions have been adjusted to an amount different from the above stated formula. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


For the year ended December 31, 2006, the company issued 150,000 shares of common stock for net proceeds of $1,875 ($0.0125/share).

During 2006, the Company also issued an additional 205,000 shares of 2005 year ended previously classified issuable shares having a par value of $51.

For the year ended December 31, 2005, the Company issued 2,791,834 shares of common stock for net proceeds of $339,903 ($0.12175/share).

(B)   COMMON STOCK ISSUANCES FOR SERVICES

There were no issuances for services during 2006.

As summarized below, for the year ended December 31, 2005, the Company issued 134,000 shares of common stock having a fair value of $265,245 ($1.98/share) to unrelated third party consultants. Of the total, $240,245 was deferred and amortized over the service period.

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expires April 5, 2006. The agreement provides compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares (See Note 5 (E)) with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350 and the options were valued at $114,895 (see below). In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company recorded a consulting expense over the service period with $60,061 and $180,184 amortized in 2006 and 2005, respectively. In May 2005, the Company issued 25,000 shares of common stock for past marketing services having a fair value of $25,000. Fair value was based on the $1.00 quoted closing trading price on the date of grant.

(C) CANCELLATION OF ESCROWED STOCK AND REPAYMENT OF DEBT WITH STOCK - RELATED PARTY

On December 7, 2004, in connection with a funding agreement, 28,328,000 shares of the Company's common stock was issued as collateral. The shares were contingently returnable. Due to the contingency and the fact that the shares were un-vested and non-voting, the shares were not issued or outstanding for accounting purposes. If there were an event of material default on the loan repayment, then the contingency would be deemed to have been resolved.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


In January 2005, pursuant to the terms of the collateral loan agreement and promissory note, the Company received $300,000 of working capital from a principal stockholder. The lender was a related party since it held more than 10% of the issued and outstanding common stock of the Company. The lender, however, could not exercise control due to the superior voting rights attributed to the Series A, convertible voting stock. The note bore interest at LIBOR + 4%, was secured by 28,328,000 shares of common stock and had a scheduled maturity of five years from the anniversary of the advance.

On April 25, 2005, ("Settlement Date") the Company reached a settlement to repay the $300,000 and related accrued interest of $4,696. The Company repaid the debt by allowing the lender to keep 2,728,000 shares of the previously issued 28,328,000 shares of common stock. In connection with this share settlement, the Company recorded the return and cancellation of 25,600,000 shares of common stock.

The 2,728,000 shares were valued at $2,946,240 based on the $1.08 quoted trading price on the Settlement Date resulting in a loss on settlement of $2,641,544.

(D)   COMMON STOCK DIVIDENDS

As summarized below, during 2005, The Company declared a dividend of its Midas (n/k/a Textechnologies, Inc.) investment in non-marketable securities to its common stock shareholders having a fair value of $171,239.

On March 23, 2005 ("record date"), AngelCiti issued a stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all common shareholders would receive one share of Midas for five shares of AngelCiti shares held. On the record date, the Company had 6,239,870 shares issued and outstanding common stock that was eligible to receive dividend distributions. The dividend provided for the distribution of 1,247,974 pre Midas split shares of Midas common stock to AngelCiti shareholders.

On October 25, 2005 ("record date"), AngelCiti issued a second stock dividend to its common shareholders in the form of Midas stock. For each share of AngelCiti stock held, all common shareholders would receive one share of Midas for seven shares of AngelCiti shares held. On the record date, the Company had 8,047,575 shares issued and outstanding that was eligible to receive dividend distributions. The dividend provided for the distribution of 1,410,210 pre Midas split shares of Midas common stock to AngelCiti shareholders.

During 2005, Midas Entertainment declared a 20 for 1 forward stock split resulting in additional shares being issued to Angelciti.

Total dividends declared in 2005 aggregated $171,239. The entire $171,239 has been treated as a direct reduction of retained earnings.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


(E)   STOCK OPTIONS

In May 2003, ("the Amendment Date") the Company entered into an amendment to its software license agreement. Under the terms of the amendment, the 450,000 options in 2002 granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date. There were 18,192 and 17,564 options exercised in 2003 and 2004, respectively, leaving 72,244 options remaining at December 31, 2006.

The Company also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th, 12th and 18th months following such initial public offering. The options were fully vested with a fixed exercise price as of July 20, 2004. None of these options has been exercised.

Aggregate outstanding fully vested options are 172,244. Of the total, 72,244 are discussed above and an additional 100,000 are discussed in Note 5(B).

NOTE 6 RELATED PARTY TRANSACTIONS

There were no related party transactions during 2006.

The following related party transactions occurred during 2005:

1. The Company borrowed $300,000 from a related party and repaid the loan plus interest with common stock.

2. The Company repaid $26,760 to Midas and its subsidiary for overhead expenses relating to advertising and marketing.

3. The Company repaid $75,832 to the Company's landlord, a related party.

NOTE 7 DISCONTINUED OPERATIONS

On February 23, 2006, the Company sold its two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL's whose operations the Company had administered (the "Buyer"). The Company agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying the Company against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked the Company's exit from the sublicensing of on-line gaming software and administration of on-line gaming websites. The Company recognized a loss on the sale of subsidiaries of $53,225. The $173,111 of other income for the year ended December 31, 2006, consists primarily of recovered accounts receivable from discontinued operations, which had previously been charged to operations as a bad debt expense.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 8 LOSS ON INVESTMENT

On June 9, 2005, AngelCiti entered into an acquisition agreement with Carib Gaming Limited ("CGL") to acquire a 10% ownership interest. CGL is a Turks and Caicos land based casino operator. The agreement provides for a $100,000 down payment and a promissory note for $520,000, bearing interest at 10%. The term of the note is one year. The Company had paid the required $100,000.

If AngelCiti was unable to complete the $620,000 purchase by November 15, 2005, then the 10% ownership interest can be repurchased for $575,000 by the seller. The company incurred a $48,400 loss on investment in 2005 as a result of failing to raise the funds necessary to purchase an interest in Carib Gaming Limited, a Turks and Caicos land based operator of casinos.

NOTE 9 INCOME TAXES


The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2006 and 2005, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes)

                                                     2006             2005
                                                -------------    -------------
   Computed "expected" tax expense (benefit)    $     (29,824)   $  (1,221,719)
                                                -------------    -------------
   Non-deductible stock based expenses
                                                           --          110,492
   Change in valuation allowance                       29,824        1,111,227
                                                -------------    -------------
                                                $          --    $          --
                                                =============    =============

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2006 are as follows:

           Deferred tax assets:
           Bad debts                                                     6,931
           Net operating loss carryforward                           1,812,016
                                                                 -------------
           Total gross deferred tax assets                           1,818,947
           Less valuation allowance                                 (1,818,947)
                                                                 -------------
           Net deferred tax assets                               $          --
                                                                 =============

At December 31, 2006, the Company has a net operating loss carryforward of $5,329,458 available to offset future taxable income expiring 2026. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


The valuation allowance at December 31, 2005 was $1,789,122. The net change in valuation allowance during the year ended December 31, 2006 was an increase of $29,825. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2006.