Form 10QSB
period 2007-03-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2007-05-21
CIK 1084122

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

                 For the quarterly period ended: March 31, 2007

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

         N/A

As of March 31, 2007, there were 9,606,985 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format                 Yes [ ]   No [X]

================================================================================

                          ANGELCITI ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheet at March 31, 2007 (Unaudited)                 1

                 Statements of Operations  for the three months ended
                    March 31, 2007 and 2006 (Unaudited)                      2

                 Statements of Cash Flows for the three months ended
                    March 31, 2007 and 2006 (Unaudited)                      3

                 Notes to Financial Statements at March 31, 2007
                    (Unaudited)                                             4-6

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                          ANGELCITI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


                                      ASSETS
CURRENT ASSETS
  Cash                                                                 $     8,726
  Prepaid expenses and other current assets                                  9,991
                                                                       -----------
TOTAL CURRENT ASSETS                                                        18,717
                                                                       -----------

OTHER ASSETS
  Investment - non-marketable securities, at cost                          164,667
                                                                       -----------

TOTAL ASSETS                                                           $   183,384
                                                                       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $     1,734
  Loans payable - related party                                             29,955
                                                                       -----------
TOTAL CURRENT LIABILITIES                                                   31,689
                                                                       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
      shares authorized, 20,000 issued and outstanding                          20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
      shares authorized, none issued and outstanding                            --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
      9,606,985 shares issued and outstanding                                2,400
  Additional paid in capital                                             6,275,874
  Accumulated deficit                                                   (6,126,599)
                                                                       -----------
TOTAL STOCKHOLDERS' EQUITY                                                 151,695
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   183,384
                                                                       ===========


                 See accompanying notes to financial statements

                       ANGELCITI ENTERTAINMENT, INC.
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                            2007             2006
                                                        -----------      -----------
CASINO REVENUES, NET                                    $        --      $   104,893
                                                        -----------      -----------

OPERATING EXPENSES
Bad debts                                                        --           21,645
Legal & Professional fees                                    17,676           41,155
General and Administrative                                    3,183          160,976
                                                        -----------      -----------
TOTAL OPERATING EXPENSES                                     20,859          223,776
                                                        -----------      -----------

LOSS FROM OPERATIONS                                        (20,859)        (118,883)
                                                        -----------      -----------

OTHER INCOME
Interest income                                                  --              178
Other income                                                     --            3,644
                                                        -----------      -----------
TOTAL OTHER INCOME                                               --            3,822
                                                        -----------      -----------

OTHER EXPENSE
Loss on sale of subsidiaries                                     --           53,225
                                                        -----------      -----------
TOTAL OTHER EXPENSE                                              --           53,225
                                                        -----------      -----------

TOTAL OTHER INCOME (EXPENSE), NET                                --          (49,403)
                                                        ===========      ===========

NET LOSS                                                $   (20,859)     $  (168,286)
                                                        ===========      ===========

NET LOSS PER SHARE - BASIC AND DILUTED                  $     (0.00)     $     (0.02)
                                                        ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  during the period - basic and diluted                   9,606,985        9,504,596
                                                        ===========      ===========


                 See accompanying notes to financial statements

                            ANGELCITI ENTERTAINMENT, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                  2007            2006
                                                                                ---------      ---------
CASH FLOWS FROM OPERATIANG ACTIVITIES:
Net loss                                                                        $ (20,859)     $(168,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of subsidiary                                                             --         53,225
Amortization of stock based deferred expenses                                          --         38,492
Changes in operating assets and liabilities:
  (INCREASE) DECREASE IN:
    Accounts receivable                                                                --         29,000
    Other receivable related party                                                     --            100
    Prepaid and other assets                                                       (9,683)         1,090
  INCREASE (DECREASE) IN:
    Accounts payable                                                               (2,282)        48,371
    Accounts Payable - related party                                                   --         (4,424)
                                                                                ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                             (32,824)        (2,432)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash sold as part of  subsidiary                                                     --        (73,889)
                                                                                ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                  --        (73,889)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock - net of offering costs                       --          1,875
  Proceeds from loans payable - related party                                      29,955             --
  Repayment of loan payable - related party                                            --           (199)
                                                                                ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          29,955          1,676
                                                                                ---------      ---------

NET DECREASE IN CASH                                                            $  (2,869)     $ (74,645)

Cash at Beginning of Year                                                          11,595        118,895
                                                                                ---------      ---------

CASH AT END OF PERIOD                                                           $   8,726      $  44,250
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for:
  Taxes                                                                         $      --      $      --
                                                                                =========      =========
  Interest                                                                      $      --      $      --
                                                                                =========      =========




                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND CHANGE IN NATURE OF OPERATIONS

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

         For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2006 included in the Company's Form 10-KSB.

         The Company discontinued its operations on February 23, 2006 through the sale of its operating subsidiaries (See Note 7). The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations, as there was only one operating segment. The Company had been, up until February 23, 2006, a software licensor and administered software-based games of chance through the Internet. The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed a sale agreement disposing of the sole operating business of Angelciti, the Shark Casino. The operating results for the three months ended March 31, 2007, reflect the operations based solely on Angelciti Entertainment, Inc.'s activity.

NOTE 2 - GOING CONCERN

         As reflected in the accompanying financial statements, the Company has a net loss of $20,859 and net cash used in operations of $32,824 for the three months ended March 31, 2007 and a working capital deficit of $12,972 and an accumulated deficit of $6,126,599 at March 31, 2007.

         In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies, or to obtain additional debt and equity based financing. To date, all debt financing has come from a related party. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NON-MARKETABLE SECURITIES

         Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


         The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three months ended March 31, 2007 and 2006, respectively.

(B) NET LOSS PER SHARE

         Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents, such as stock options and warrants. Since the Company reported a net loss at March 31, 2007 and 2006, respectively, all common stock equivalents would be anti-dilutive; as such, there is no separate computation for diluted earnings per share.

(C) STOCK BASED COMPENSATION

         All share-based payments to employees are recorded and are expensed in the statements of operations as applicable under SFAS No. 123R "Share-Based Payment". There were no stock based compensation expenses recorded during the three months ended March 31, 2007 and 2006, respectively.

(D) RECLASSIFICATIONS

         Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect the Company's financial position, results of operations or cash flows.

NOTE 4 - INVESTMENT IN NON-MARKETABLE SECURITIES

         The Company held approximately 40,046,904 common shares of Midas Entertainment, Inc.'s (a former related party) publicly traded common stock prior to an August 2006 reorganization of Midas. The Midas shares held were exchanged on a one for one basis for shares in Textechnologies Inc. Subsequent to the reorganization, there was a reverse stock split of 1 share for 100 shares held. The number of Textechnologies shares currently held is 400,469. The cost basis for the investment remains at $164,667 ($0.41/share). All Textechnologies shares are currently being treated as non-marketable securities carried at cost.

         The investment in Textechnologies Inc. securities represents 100% of the Company's investments at March 31, 2007.

         The composition of non-marketable securities at March 31, 2007 is as follows:

                           COST         FAIR VALUE        UNREALIZED GAIN (LOSS)
                         --------       ----------        ---------------------
         Common Stock    $164,667        $164,667                  $0

         There was no investment income or expense for the three months ended March 31, 2007 and 2006, respectively.

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


NOTE 5 - LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2007, an affiliate of the Company's Chairman and CEO advanced $29,955 in working capital to the Company. The loans were non-interest bearing, unsecured and due on demand.

         This related party debt financing represented 100% of all debt financing during the three months ended March 31, 2007.

NOTE 6 - STOCKHOLDERS' EQUITY

(A) COMMON STOCK ISSUANCES

THREE MONTHS ENDED MARCH 31, 2007

         No issuances

THREE MONTHS ENDED MARCH 31, 2006

         The company issued 150,000 shares of common stock for net proceeds of $1,875 ($0.0125/share).

(B) STOCK OPTIONS

         In May 2003, ("the Amendment Date") the Company entered into an amendment to its software license agreement. Under the terms of the amendment, the 450,000 options in 2002 granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date. There were 18,192 and 17,564 options exercised in 2003 and 2004, respectively, leaving 72,244 options remaining at March 31, 2007. These options are expected to expire without exercise.

(C) DEFERRED COMPENSATION

         At March 31, 2006, the Company recorded consulting expense of $38,492 pursuant to the terms of a consulting agreement expiring on April 5, 2006. The remaining $21,569 of deferred consulting was classified as a component of equity amortized fully during 2006.

NOTE 7 - DISCONTINUED OPERATIONS

         On February 23, 2006, the Company sold its two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL's whose operations the Company had administered (the "Buyer"). The Company agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying the Company against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked the Company's exit from the sublicensing of on-line gaming software and administration of on-line gaming websites. During the three months ended March 31, 2006, the Company recognized a loss on the sale of subsidiaries of $53,225.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Overview
--------

         In January of 2003, we purchased all of the shares of Worldwide Management, SA ("Worldwide"). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. In February 2006, we sold our operating subsidiaries to an unrelated third party entity. Financial results for the quarter ending March 31, 2006 reflect our discontinued operations through February 23, 2006.

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

         We are seeking other alternative business ventures. No assurance is given that we will identify or enter into a business combination, merger or other transaction with any other entity. A full description of our operations can be found in our Annual Report on Form 10-KSB for the year ending December 31, 2006.

Financial Results

         For the three month period ending March 31, 2007, we processed net casino revenues of $0, compared to $104,893 for the same period of the prior year. The foregoing reflects the discontinuation of our on-line casino related operations during the first calendar quarter of last year. We have never operated at a profit. Our net loss from operations for the three month period ending March 31, 2007 decreased to $20,859 from $118,883 for the same period of the prior year. The sale of our operating subsidiaries resulted in our decreased operating losses as contrasted to those suffered in the same quarter of 2006. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.

Government Regulation.

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

     o That regulations, taxes or other charges would be imposed on online commerce in general


LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. We have historically been forced to rely on additional investment capital and related party loans to remain in business. As of March 31, 2007, we had cash of $8,726 and had a working capital deficit of $12,972 at that date. During the quarter ending March 31, 2007, we used $32,824 of net cash for our operations. However, as of March 31, 2007, we owned 400,469 common shares of Textechnologies, Inc. ("Textechnologies"). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell our Textechnologies common shares at favorable terms, or at all.

     Our success will ultimately be dependent upon our ability to identify and close a merger transaction with a suitable entity and/or acquire one or more suitable operating businesses. No assurance is given that we will successfully conclude such a transaction.

     We believe that we have sufficient cash on hand to remain in business over the next three-month period. While we are hopeful that we can consummate our current merger negotiations, we cannot be certain that we will be able to do so


FUTURE EXPENDITURES

     As we have discontinued our on-line gaming related activities, our future capital, marketing, research and development, and other expenditures, as well as our future staffing requirements will depend upon the entity or entities that we acquire or merge with and our ability to generate revenues or additional investment capital if our revenues are not sufficient.


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

     Valuation of Investment in Non-Marketable Securities. We have determined our investment in Textecnologies common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our current assets and investment in non-marketable securities-related party-at cost account.

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

         None

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

         None


Item 6.  Exhibits and Reports on Form 8-K

          (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

               1.   Financial Statements of the Registrant are included under
                    Part 1 Item 1, hereof.

               2.   Financial Statement Schedules - None

               3.   Exhibits:


 Exhibit No.     Description
 ----------      ---------------------------------------------------------------
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

Date:  May 17, 2007                  By: /s/ GEORGE GUTIERREZ
                                         ---------------------------------------
                                        George Gutierrez, CEO and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 17, 2007                  By: /s/ GEORGE GUTIERREZ
                                         ---------------------------------------
                                         George Gutierrez, CEO, CFO and Director

Date:  May 17, 2007                  By: /s/ GRACE BUSTAMENTE
                                         ---------------------------------------
                                         Grace Bustamente, Director