Form 10QSB
period 2007-06-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2007-08-03
CIK 1084122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ANGELCITI ENTERTAINMENT, INC.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	0005468	52-2043569
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

9000 Sheridan Street, Suite 7 Pembroke Pines, Fl 33024

(Address of Principal Executive Office) (Zip Code)

(800) 908-9574

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐ No ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court.

N/A

As of June 30, 2007, there were 9,606,985 shares of the Registrant’s Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELCITI ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

ANGELCITI ENTERTAINMENT, INC.

Table of Contents

Page(s)

Balance Sheet at June 30, 2007 (Unaudited)	3

Statements of Operations for the three and six months ended June 30, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited)	5

Notes to Financial Statements at June 30, 2007 (Unaudited)	6-8

AngelCiti Entertainment, Inc.

Balance Sheet

June 30, 2007

(Unaudited)

ASSETS
Current Assets
Cash	$157
Other current asset	300
Total Current Assets	457

Other Assets
Investment - non-marketable securities, at cost	164,667

Total Assets	$165,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$715
Loan payable, related party	31,155
Total Current Liabilities	31,870

Stockholders' Equity
Preferred stock, Series A, $0.001 par value, 50,000 shares authorized, 20,000 issued and outstanding	20
Convertible preferred stock, Series B, $0.001 par value, 100,000 shares authorized, none issued and outstanding	—
Common stock, $0.00025 par value, 300,000,000 shares authorized 9,606,985 shares issued and outstanding	2,401
Additional paid in capital	6,275,873
Accumulated deficit	(6,145,039)
Total Stockholders' Equity	133,254

Total Liabilities and Stockholders' Equity	$165,124

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Casino Revenues, net	$—	$—	$—	$104,893

Operating Expenses
Amortization and Depreciation	—	—	—	1,500
Affiliate Commission	—	—	—	12,722
Bad debts	—	—	—	21,645
Consulting	—	21,569	6,818	74,842
Royalty	—	—	—	20,000
Legal & Professional fees	16,087	33,403	26,945	74,558
Rent	—	796	—	3,082
General and Administrative	2,352	20,437	5,536	91,632
Total Operating Expenses	18,439	76,205	39,299	299,981

Loss from Operations	(18,439)	(76,205)	(39,299)	(195,088)

Other Income
Interest income	—	68	—	246
Other income	—	173,641	—	177,285
Total Other Income	—	173,709	—	177,531

Other Expense
Loss on sale of subsidiaries	—	—	—	53,225
Total Other Expense	—	—	—	53,225

Total Other Income, net	—	173,709	—	124,306

Net Income (Loss)	$(18,439)	$97,504	$(39,299)	$(70,782)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$0.01	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	9,606,985	9,606,985	9,606,985	9,556,073

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(39,299)	$(70,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of subsidiary	—	53,225
Amortization of stock based deferred expenses	—	60,061
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	29,000
Other receivable related party	—	100
Prepaid and other assets	9	1,451
Increase (decrease) in:
Accounts payable	(3,303)	(72,783)
Accounts Payable, related party	—	(11,128)
Net Cash Used in Operating Activities	(42,593)	(10,856)

Cash Flows from Investing Activities:
Cash sold as part of subsidiary	—	(73,889)
Net Cash Used in Investing Activities	—	(73,889)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	1,875
Proceeds from loan payable - related party	31,155	—
Repayment of loan payable - related party	—	(199)
Net Cash Provided by Financing Activities	31,155	1,676

Net Decrease in Cash	$(11,438)	$(83,069)

Cash at Beginning of Year	11,595	118,895

Cash at End of Period	$157	$35,826

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Notes to Financial Statements

June 30, 2007

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CHANGE IN NATURE OF OPERATIONS

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

The Company discontinued its operations on February 23, 2006 through the sale of its operating subsidiaries (See Note 7). The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations, as there was only one operating segment.  The Company had been, up until February 23, 2006, a software licensor and administered software-based games of chance through the Internet. The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company.  The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed a sale agreement disposing of the sole operating business of Angelciti, the Shark Casino.  The operating results for the three and six months ended June 30, 2007; reflect the operations based solely on Angelciti Entertainment, Inc.’s activity.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $39,299 and net cash used in operations of $42,593 for the six months ended June 30, 2007 and an accumulated deficit of $6,145,039 at June 30, 2007.  In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Non-Marketable Securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three and six months ended June 30, 2007 and 2006, respectively.

AngelCiti Entertainment, Inc.

Notes to Financial Statements

June 30, 2007

(Unaudited)

(B) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents, such as stock options and warrants. Since the Company reported a net loss for the three and six months ended June 30, 2007 and 2006, respectively, all common stock equivalents would be anti-dilutive; as such, there is no separate computation for diluted earnings per share.

(C) Stock Based Compensation

All share-based payments to employees are recorded and are expensed in the statements of operations as applicable under SFAS No. 123R “Share-Based Payment”.  There were no stock based compensation expenses recorded during the three months ended March 31, 2007 and 2006, respectively.

(D) Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation.  The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENT IN NON-MARKETABLE SECURITIES

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

The investment in Textechnologies Inc. securities represents 100% of the Company's investments at June 30, 2007.

Activity relating to our investment in Textechnologies, Inc. stock during the six months ended June 30, 2007 was as follows:

The composition of non-marketable securities at June 30, 2007 is as follows:

	Cost	Fair Value	Unrealized Gain (Loss)
Common Stock	$164,667	$164,667	$0

There was no investment income or expense for the three and six months ended June 30, 2007 and 2006, respectively.

AngelCiti Entertainment, Inc.

Notes to Financial Statements

June 30, 2007

(Unaudited)

NOTE 5 – LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2007, the Company’s Chairman and CEO and an affiliate of the Company’s Chairman and CEO advanced an aggregate $1,200 and $31,155, respectively, in working capital to the Company. The loans were non-interest bearing, unsecured and due on demand.

This related party debt financing represented 100% of all debt financing during the three months and six months ended June 30, 2007.

NOTE 6 – STOCKHOLDERS’ EQUITY

(A) Common Stock Issuances

Six Months Ended June 30, 2007

No issuances

Six Months Ended June 30, 2006

The company issued 150,000 shares of common stock for net proceeds of $1,875 ($0.0125/share).

(B) Deferred Compensation

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expired April 5, 2006. The agreement provides compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350. In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company recorded a consulting expense over the service period. For the six months ended June 30, 2006, the Company recorded consulting expense of $60,061 and the deferred compensation was fully amortized as of June 30, 2006.

NOTE 7 – DISCONTINUED OPERATIONS

On February 23, 2006, the Company sold its two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL’s whose operations the Company had administered (the “Buyer”).  The Company agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying the Company against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries.  These subsidiaries have never operated at a profit.  The transaction effectively marked the Company’s exit from the sublicensing of on-line gaming software and administration of on-line gaming websites.  During the six months ended June 30, 2006, the Company recognized a loss on the sale of subsidiaries of $53,225. The $173,641 of other income for the three months ended June 30, 2006, consists primarily of recovered accounts receivable from discontinued operations that had previously been charged to operations as a bad debt expense.

Item 2.

Management=s Discussion and Analysis or Plan of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Overview

In January of 2003, we purchased all of the shares of Worldwide Management, SA (“Worldwide”). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued. In February 2006, we sold our operating subsidiaries to an unrelated third party entity. Financial results for the quarters ending March 31, 2006 and June 30, 2006 reflect our discontinued operations through February 23, 2006.

As a subsidiary of the Company, Worldwide sublicensed and administered Internet casino gaming software. It did not own on-line casinos. Its operating revenues were generated solely from its administration of the on-line casino owned by Equivest Opportunity Fund, an unrelated third party (“Equivest”), and the sub-licensing of gaming software to Equivest. It received a fee from Equivest based upon the revenue generated by the Equivest casino’s on-line play. As Worldwide’s operating revenues were derived as a percentage of those earned by Equivest’s on-line casino and Worldwide’s expenses include those attributable to said casino, we have described them as casino revenues and expenses to provide a better understanding of the factors affecting such revenues and expenses and the manner in which they are earned or incurred.

On February 23, 2006, we sold our two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL’s whose operations we had administered (the “Buyer”). We agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying us against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked our exit from the sublicensing of on-line gaming software and administration of on-line gaming websites.

We are seeking other alternative business ventures. No assurance is given that we will identify or enter into a business combination, merger or other transaction with any other entity. A full description of our operations can be found in our Annual Report on Form 10-KSB for the year ending December 31, 2006.

Financial Results

For the three and six month periods ending June 30, 2007, we processed net casino revenues of $0 and $0, respectively, compared to $0 and $104,893 for the same period of the prior year. The foregoing reflects the discontinuation of our on-line casino related operations during the first calendar quarter of last year. We have never operated at a profit. Our net loss from operations for the three and six month periods ending June 30, 2007 decreased to $18,439 and $76,205 from $39,299 and $195,088 for the same periods of the prior year. The sale of our operating subsidiaries resulted in our decreased operating losses as contrasted to those suffered in the same periods of 2006. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.

Government Regulation.

Our revenues had been subject to certain uncertainties associated with, among other things, the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player’s ability to make payments to us through US companies or companies doing business in the United States. An online casino’s operations are generally subject to applicable laws in the jurisdictions in which they offer services. We believe that these regulations had a material effect on our operations. To help mitigate these effects, we relocated our servers to the Kahnawake Reservation in Quebec, Canada, where we felt the regulatory environment was more favorable to our operations.

Some of the regulatory risks that we faced were as follows:

•

Legislation would prohibit online casino gaming in the United States, where the vast majority of our players resided.

•

Laws in the United States would be interpreted to criminalize the processing of online gaming transactions or the advertising and promotion of online gaming websites

•

That regulation in certain jurisdictions would have created certain advantages for our competitors

•

That regulations, taxes or other charges would be imposed on online commerce in general

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. We have historically been forced to rely on additional investment capital and related party loans to remain in business. As of June 30, 2007, we had cash of $157 and had a working capital deficit of $31,413 at that date. During the quarter ending June 30, 2007, we used $42,593 of net cash for our operations. As of June 30, 2007, we owned 400,469 common shares of Textechnologies, Inc. (“Textechnologies”). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell our Textechnologies common shares at favorable terms, or at all.

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

Valuation of Investment in Non-Marketable Securities. We have determined our investment in Textecnologies common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our current assets and investment in non-marketable securities-related party-at cost account.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

Item 3.

Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting are effective and have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1

Legal Proceedings

We are not subject to any legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

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

———————

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

Date: July 18, 2007	By:	/s/ GEORGE GUTIERREZ
George Gutierrez, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 18, 2007	By:	/s/ GEORGE GUTIERREZ
George Gutierrez, CEO, CFO and Director

Date: July 18, 2007	By:	/s/ GRACE BUSTAMENTE
Grace Bustamente, Director