Form 10QSB
period 2007-09-30
ANGELCITI ENTERTAINMENT INC /FL/
filed 2007-11-19
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 of 15(d) of

The Securities and Exchange Act of 1934

For the quarterly period ended: September 30, 2007

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

(800) 908-9574

(Issuers Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court.

N/A

As of September 30, 2007, there were 9,606,985 shares of the Registrant’s Common Stock, par value $0.00025 per share, issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Part I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELCITI ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

ANGELCITI ENTERTAINMENT, INC.

Table of Contents

Page(s)

Balance Sheet at September 30, 2007 (Unaudited)	1

Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (Unaudited)	2

Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	3

Notes to Financial Statements at September 30, 2007 (Unaudited)	4-6

AngelCiti Entertainment, Inc.

Balance Sheet

September 30, 2007

(Unaudited)

ASSETS
Current Assets
Cash	$174
Other current asset	300
Total Current Assets	474

Other Assets
Investment - non-marketable securities, at cost	164,667

Total Assets	$165,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$114
Loan payable, related party	37,130
Total Current Liabilities	37,244

Stockholders' Equity
Preferred stock, Series A, $0.001 par value, 50,000 shares authorized, 20,000 issued and outstanding	20
Convertible preferred stock, Series B, $0.001 par value, 100,000 shares authorized, none issued and outstanding	—
Common stock, $0.00025 par value, 300,000,000 shares authorized 9,606,985 shares issued and outstanding	2,401
Additional paid in capital	6,275,873
Accumulated deficit	(6,150,396)
Total Stockholders' Equity	127,897

Total Liabilities and Stockholders' Equity	$165,141

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Casino Revenues, net	$—	$—	$—	$104,893

Operating Expenses
Amortization and Depreciation	—	—	—	1,500
Affiliate Commission	—	—	—	12,722
Bad debts	—	—	—	21,645
Consulting	—	—	6,818	74,842
Royalty	—	—	—	20,000
Legal & Professional fees	5,328	6,413	32,273	80,971
Rent	—	329	—	3,411
General and Administrative	30	5,050	5,565	96,682
Total Operating Expenses	5,358	11,792	44,656	311,773

Loss from Operations	(5,358)	(11,792)	(44,656)	(206,880)

Other Income
Interest income	—	95	—	341
Other income	—	—	—	177,285
Total Other Income	—	95	—	177,626

Other Expense
Loss on sale of subsidiaries	—	—	—	53,225
Total Other Expense	—	—	—	53,225

Total Other Income, net	—	95	—	124,401

Net Income (Loss)	$(5,358)	$(11,697)	$(44,656)	$(82,479)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	9,606,985	9,606,985	9,606,985	9,573,230

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(44,656)	$(82,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of subsidiary	—	53,225
Amortization of stock based deferred expenses	—	60,061
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	29,000
Other receivable related party	—	200
Prepaid and other assets	8	(549)
Increase (decrease) in:
Accounts payable	(3,903)	(74,523)
Accounts Payable, related party	—	(16,128)
Net Cash Used in Operating Activities	(48,551)	(31,193)

Cash Flows from Investing Activities:
Cash sold as part of subsidiary	—	(73,889)
Net Cash Used in Investing Activities	—	(73,889)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	1,875
Proceeds from loan payable - related party	37,130	-
Repayment of loan payable - related party	—	(199)
Net Cash Provided by Financing Activities	37,130	1,676

Net Decrease in Cash	$(11,421)	$(103,406)

Cash at Beginning of Period	11,595	118,895

Cash at End of Period	$174	$15,489

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Notes to Financial Statements

September 30, 2007

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

The Company discontinued its operations on February 23, 2006 through the sale of its operating subsidiaries (See Note 7). The accompanying financial statements are not presented in accordance with the accounting standards for presenting discontinued operations, as there was only one operating segment.  The Company had been, up until February 23, 2006, a software licensor and administered software-based games of chance through the Internet. The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company.  The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed a sale agreement disposing of the sole operating business of Angelciti, the Shark Casino.  The operating results for the three and nine months ended September 30, 2007; reflect the operations based solely on Angelciti Entertainment, Inc.’s activity.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $39,299 and net cash used in operations of $48,551 for the nine months ended September 30, 2007 and a working capital deficit of $36,770 and an accumulated deficit of $6,150,396 at September 30, 2007.  In addition, in February 2006, the Company sold its operating subsidiary leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Non-Marketable Securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three and nine months ended September 30, 2007 and 2006, respectively.

AngelCiti Entertainment, Inc.

Notes to Financial Statements

September 30, 2007

(Unaudited)

(B) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents, such as stock options and warrants. Since the Company reported a net loss for the three and nine months ended September 30, 2007 and 2006, respectively, all common stock equivalents would be anti-dilutive; as such, there is no separate computation for diluted earnings per share.

(C) Stock Based Compensation

All share-based payments to employees are recorded and are expensed in the statements of operations as applicable under SFAS No. 123R “Share-Based Payment”.  There were no stock based compensation expenses recorded during the three and nine months ended September 30, 2007 and 2006, respectively.

(D) Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation.  The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENT IN NON-MARKETABLE SECURITIES

The Company held approximately 40,046,904 common shares of Midas Entertainment, Inc.'s (a former related party) publicly traded common stock prior to an August 2006 reorganization of Midas.  The Midas shares held were exchanged on a one for one basis for shares in Textechnologies, Inc.  Subsequent to the reorganization, there was a reverse stock split of 1 share for 100 shares held.  The number of Textechnologies shares held is 400,469.  The cost basis for the investment remains at $164,667 ($0.41/share).  All Textechnologies shares are currently being treated as non-marketable securities carried at cost.

The investment in Textechnologies Inc. securities represents 100% of the Company's investments at September 30, 2007.

Activity relating to our investment in Textechnologies, Inc. stock during the nine months ended September 30, 2007 was as follows:

The composition of non-marketable securities at September 30, 2007 is as follows:

	Cost	Fair Value	Unrealized Gain (Loss)
Common Stock	$164,667	$164,667	$0

There was no investment income or expense for the three and nine months ended September 30, 2007 and 2006, respectively.

NOTE 5 – LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2007, the Company’s Chairman and CEO and an affiliate of the Company’s Chairman and CEO advanced an aggregate $5,975 and $37,130, respectively, in working capital to the Company. The loans were non-interest bearing, unsecured and due on demand.

This related party debt financing represented 100% of all debt financing during the three months and nine months ended September 30, 2007.

AngelCiti Entertainment, Inc.

Notes to Financial Statements

September 30, 2007

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

(A) Common Stock Issuances

Nine Months Ended September 30, 2007

No issuances

Nine Months Ended September 30, 2006

The company issued 150,000 shares of common stock for net proceeds of $1,875 ($0.0125/share).

(B) Deferred Compensation

On April 5, 2005, the Company entered into a business consulting agreement with an unrelated third party to provide management services, public relations and other general business consulting services. The term of the agreement is for one year and expired April 5, 2006. The agreement provides compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350. In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company recorded a consulting expense over the service period. For the nine months ended September 30, 2006, the Company recorded consulting expense of $74,842 and the deferred compensation was fully amortized as of September 30, 2006.

NOTE 7 – DISCONTINUED OPERATIONS

On February 23, 2006, the Company sold its two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL’s whose operations the Company had administered (the “Buyer”).  The Company agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying the Company against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries.  These subsidiaries have never operated at a profit.  The transaction effectively marked the Company’s exit from the sublicensing of on-line gaming software and administration of on-line gaming websites.  During the nine months ended September 30, 2006, the Company recognized a loss on the sale of subsidiaries of $53,225. The $177,285 of other income for the nine months ended September 30, 2006, consists primarily of recovered accounts receivable from discontinued operations that had previously been charged to operations as a bad debt expense.

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

Financial Results

For the three and nine month periods ending September 30, 2007, we processed net casino revenues of $0 and $0, respectively, compared to $0 and $104,893 for the same period of the prior year. The foregoing reflects the discontinuation of our on-line casino related operations during the first calendar quarter of last year. We have never operated at a profit. Our net loss from operations for the three and nine month periods ending September 30, 2007 decreased to $5,358 and $11,792 from $44,656 and $206,880 for the same periods of the prior year. The sale of our operating subsidiaries resulted in our decreased operating losses as contrasted to those suffered in the same periods of 2006. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.

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

•

That regulations, taxes or other charges would be imposed on online commerce in general

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. We have historically been forced to rely on additional investment capital and related party loans to remain in business. As of September 30, 2007, we had cash of $174 and had a working capital deficit of $36,770 at that date. During the quarter ending September 30, 2007, we used $48,551 of net cash for our operations. However, as of September 30, 2007, we owned 400,469 common shares of Textechnologies, Inc. (“Textechnologies”). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell our Textechnologies common shares at favorable terms, or at all.

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

Changes in Securities. - None

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

Date: November 16, 2007	By: :	/s/ GEORGE GUTIERREZ
George Gutierrez, CEO and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: November 16, 2007	By: :	/s/ GEORGE GUTIERREZ
George Gutierrez, CEO, CFO and Director

Date: November 16, 2007	By:	/s/ GRACE BUSTAMENTE
Grace Bustamente, Director