Form 10KSB
period 2007-12-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2008-05-15
CIK 1084122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-30213

ANGELCITI ENTERTAINMENT, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA	52-2043569
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

20283 STATE ROAD 7, SUITE 300, BOCA RATON, FL 33498

 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE: 800-256-8689

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.00025 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company as of its most recent fiscal year end (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐ No ☒

The Registrant had no revenues for the year ended December 31, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on December 31, 2007, is $95,753.

As of March 31, 2008, there were 9,606,085 shares of the Registrant's Common Stock, $.00025 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Except where otherwise stated, references in this document to “us,” “we”, “our”, or “the Company” refer to AngelCiti Entertainment, Inc. (“AngelCiti”). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Our company was incorporated on May 1, 1998 under the laws of the State of Nevada as Card-Smart Corp. Our name was subsequently changed to IChance International, Inc. (”IChance”) on September 17, 2001 and then changed to AngelCiti Entertainment, Inc., as of January 20, 2003. On January 20, 2003, we acquired Worldwide Management, SA, a Costa Rica corporation (“Worldwide”), from a company now known as Omega Ventures, Inc. (“Omega”). Worldwide is the licensee of certain online gaming software.  We purchased Worldwide in exchange for 21 million, or approximately 88%, of our common shares pursuant to the terms of a Share Exchange Agreement that we had entered into on November 7, 2003 (the “Share Exchange Agreement”). Omega exercised voting control over our management and business from that time through April of 2004. Voting control of our business and management is now controlled by Messrs. George Gutierrez our executive officer and director, and Dean Ward, a former executive officer and director, who collectively own 100% of our Series A preferred shares.

From January 2004 through February 2006, we administered the online gaming operations of Equivest Opportunity Fund (“Equivest”), which owns the online casino URL known as Shark Casino.com, and sublicensed online gaming software that we obtained the rights to from three software developers. We were not engaged in the development of our own proprietary on line gaming software.

Through February 2006, we had the license to use, exploit and sublicense the gaming software owned by Real Time Gaming (the “RTG Software”). While we also had the license to use, exploit and sublicense the gaming software products known as Be The Dealer (the “BTD Software”) and Empire Poker (the “Empire” Software”), these products, while utilized by us to a minimal degree, were not material to our overall operations and we did not focus our efforts on the development of the same. We utilized the RTG Software pursuant to a renewable one-year software license agreement entered into with Montana Overseas, SA (“Montana”), RTG’s licensing agent (the “Montana Agreement”).

Equivest had owned and marketed several on-line casino URLS, whose on-line gaming business we administered. However, they determined that it was more cost effective to market and direct traffic to fewer web sites rather than to many sites. As a result, all URL’s other than SharkCasino.com had been abandoned.

Prior Business

On September 14, 2001, IChance and Software Ventures, Inc. (“Ventures”) completed an Agreement and Plan of Reorganization whereby IChance issued 5,000,000 pre-split shares of its common stock in exchange for all the assets and liabilities of Ventures.

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

Ventures was incorporated on February 15, 1995 under the laws of the State of Nevada as Gateway Consulting, Inc. Ventures was organized to perform any lawful activity permitted by the State of Nevada, but never commenced any operations until their acquisition of Software Licensing Networks, Ltd. (“Software”). Gateway Consulting, Inc. later changed its name to IChance, Inc. on June 5, 2000 and then to Software Ventures, Inc. on September 17, 2001. On January 7, 2000, Ventures and Software completed an Agreement and Plan of Reorganization (the “Reorganization Agreement”) whereby Ventures issued 4,920,088 shares of its common stock in exchange for all of the outstanding stock of Software. Immediately prior to the Agreement and Plan of Reorganization, Ventures had 4,920 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Software with Software as the acquirer (reverse acquisition). Software was treated as the acquirer for accounting purposes because the shareholders of Software controlled Ventures after the acquisition.

Effective March 31, 2002, the Company, in an effort to reduce its costs, re-directed much of its operational efforts towards the establishment of software licensing relationships with land based gaming operators in the United States. As a result, it modified the Agreement and Plan of Reorganization pursuant to a Modification Agreement dated March 31, 2002 (the “Modification Agreement”) to change the Company’s focus from software development to software licensing. The Modification Agreement provided for the return of the ownership of the Company's then current subsidiaries to their previous owner, Ventures, and had the net effect of returning to the our treasury 3 million pre-split shares that had been issued to Ventures. In addition, we received a copy of the Future Bet gaming software (version 1.0) without right, title or interest in and to the underlying source code for license, use and general commercial exploitation on a non-exclusive basis to operators and licensors within the fifty (50) United States; all right, title and interest in and to the "iChance" name and logo and two hundred fifty thousand (250,000) shares of the common stock of Ventures. Pursuant to an Agreement between the Company and Worldwide Support, Ltd. (“WSL”) dated November 7, 2002, we gained the non-exclusive worldwide licensing rights to the Future Bet Gaming Software in exchange for the return of the 250,000 Ventures shares held by us. We are not currently marketing the Future Bet gaming software and have no current plans to do so.

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

We acquired the non-exclusive worldwide license to use, sublicense and exploit the RTG Software. The Montana Agreement required us to pay a royalty fee to Montana as a percentage of our ongoing revenues, with a minimum monthly royalty payment of $10,000. Montana provided us with updates and innovations to their RTG Software technology, which eliminated our need to fund ongoing research and development expenses. The RTG Software allowed on-line casino operators to offer games of chance to their players, including Blackjack, Craps, Video Poker, Roulette, Bingo, Poker, Baccarat, Let Em Ride, War, Red Dog and various forms of online slot machines, as well as other games developed by RTG or Montana in the future. The RTG Software provided enhanced sound and graphics, allowed real time interactivity within a user’s own web browser, and provided access to an online casino through the use of a player’s computer. Players had the option of: i) loading and playing casino games through their web browser with no downloading; or ii) downloading individual games or an online casino’s entire web-site to achieve faster play.  The RTG Software permitted online casinos to offer odds in each game as would be expected from land based games of chance. Players had the opportunity to win or lose in any given game, on any given day, just as one wins or loses in any land based casino.

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

Many games had several variations and provided for minimum and maximum betting ranges. Customer winnings (in U.S. Dollars) were automatically credited by an online casino to its players’ accounts. Deposits and withdrawals were effected by various means, which included credit cards, overnight express, western union, wire transfers and

Neteller, as requested by the player on a case-by-case basis. Amounts due us in connection with credit card payments were subject to holdbacks by the issuing credit card company as a reserve for potential dispute claims. These holdbacks enabled the credit card issuer to withhold up to 10% of the receivables due us for up to six months. To avoid the impact of such reserves, we generally offered players an incentive in the form of playing credits to use an alternate form of payment to us.  Players were free to withdraw all or a part of their winnings, review their account balances, or make additional deposits to their accounts at any time.

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

We utilized the RTG Software in connection with our administration of Equivest’s SharkCasino.com online casino URL.  Equivest purchased 14 URL’s from us in January 2003, had abandoned all of the URL’s other than SharkCasino.com, and paid us a fee pursuant to an agreement that we had entered into that gave us the right to administer their online casino operations (collectively the “Equivest Agreement”). Pursuant to the Equivest Agreement, we maintained Equivest’s website on our servers, facilitated their gaming operations using the RTG Software, and provided online casino customer service and management functions.  Equivest’s on-line casino websites were offered in English, Spanish, German, Chinese and Japanese. The Equivest Agreement provided for the bulk of net online casino revenues as well as certain expenses to be paid to us.

We did not pursue other online casino customers. Rather, we directed our efforts towards the direction of additional players to SharkCasino.com. The agreement that we had with Equivest provided for us to earn revenues based upon a percentage of Equivest’s net casino winnings. Our revenue stream was therefore dependent upon the success of Equivest’s online casino operations and, more specifically, on its ability to get paid by the customers that placed wagers with its on-line casino. Our overall success and viability were directly dependent upon the success of Equivest and its SharkCasino.com website.

Despite our reliance on one customer and one software product, we believed that we could fully implement our business plan and achieve profitability by administering Equivest’s on-line casino business, for so long as Equivest was able to remain in business and expand its base of players and for so long as the RTG Software remained a viable product and its licensor continued to support it.

Our operations were controlled by company-owned computer servers that were located in the Kannawakee Reservation in Quebec, Canada. While the hosting of the casino sites that we administered and maintenance of our equipment was ultimately our responsibility, these services were provided by an entity controlled by our landlord, Commercial LT Baroda, SA (“Baroda”), pursuant to the terms of a Commercial Sublease and Services Agreement.  We and Equivest conducted our respective operations under the gaming license and through other leasehold agreements of Baroda, which is primarily engaged in the online sports book industry.  Baroda is controlled by our president, George Gutierrez, and had permitted us to defer payments that we owed it in connection with the Commercial Sublease and Service Agreement on an interest-free basis.  The outstanding balance owed to Baroda had been paid in full. Our arrangement with Baroda, as a third party vendor for these services, helped us minimize our ongoing payroll and administrative expenses.

We acquired a controlling interest in We-R-U Corp., a publicly traded entity formerly known as Textechnologies, Inc. and Midas Entertainment, Inc. (“Midas”) in June 2004, in exchange for $125,000 cash and certain poker-related software and other assets that we owned. As of December 31, 2007, we owned 400,469 shares of We-R-U Corp. common stock and no longer hold a controlling interest in its shares. We-R-U Corp. common shares are traded on the OTC pink sheets.

GOVERNMENT REGULATION

Our revenues had been subject to certain uncertainties associated with, among other things, the threat of potential regulation that could restrict or ban online gaming by players residing in the United States or restrict a player’s ability to make payments to us through US companies or companies doing business in the United States. An online casino’s operations are generally subject to applicable laws in the jurisdictions in which they offer services.  We believe that these regulations had a material effect on our operations and led to our decision to sell our operating subsidiary in February of 2006.

Some of the regulatory risks that we faced were as follows:

•

Legislation would prohibit online casino gaming in the United States, where the vast majority of our players resided.

•

Laws in the United States would be interpreted to criminalize the processing of online gamingtransactions or the advertising and promotion of online gaming websites

•

Regulation in certain jurisdictions would have created certain advantages for our competitors

•

Regulations, taxes or other charges would be imposed on online commerce in general

We believe that we are no longer subject to these regulatory uncertainties but no assurance is given in this regard.

EMPLOYEES

As of December 31, 2007, we had 1 employee.  We do not anticipate that we will retain the services of any additional employees until we have identified an acquisition or merger candidate and consummated a transaction with that company.

None of our employees or independent contractors are or have been represented by a collective bargaining agreement.

ACTIVITIES FOLLOWING DISCONTINUATION OF OPERATIONS

On February 23, 2006, we sold our two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL’s whose operations we had administered. We paid Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying us against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked our exit from the sublicensing of on-line gaming software and administration of on-line gaming websites.

We are seeking other alternative business ventures. No assurance is given that we will identify, merge with or otherwise acquire an operating entity or operate profitably thereafter should we do so.

ITEM 2.  DESCRIPTION OF PROPERTY

Our registered office is located at 20283 State Road 7, Suite 300, Boca Raton, Florida, where we maintain an office presence. Our Florida office presence lease is paid for by an entity affiliated with our president and director, bears a monthly commitment of $159 and continues on a month to month basis. The operations of Worldwide, the Company’s wholly owned subsidiary, were based in San Jose, Costa Rica, at Building 6, Oficentro La Sabana, 7th floor through February 2006, pursuant to a Commercial Sublease and Services Agreement which required base monthly payments to Baroda, our landlord, of $400 per month. Our agreement with Baroda also included the utilization of certain office space located within the Kannawakee Reservation in Quebec Canada, where we housed our servers.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, our financial condition or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board. Our ticker symbol is AGCI.

The range of high and low bid prices for our common shares for each quarter of the last two calendar years was as follows:

	Low Bid	High Bid
1st Quarter 2006	$0.05	$0.12
2ndQuarter 2006	$0.05	$0.08
3rd Quarter 2006	$0.02	$0.07
4th Quarter 2006	$0.01	$0.03
1st Quarter 2007	$0.01	$0.01
2ndQuarter 2007	$0.01	$0.01
3rd Quarter 2007	$0.01	$0.01
4th Quarter 2007	$0.01	$0.01

The foregoing stock prices have been adjusted to reflect all splits. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS

As of December 31, 2007, there were 684 shareholders of our common stock. This number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2003, we initiated a Regulation “S” offering to sell our common shares.  These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. During the year ending December 31, 2006 we sold 150,000 common shares pursuant to this offering, realizing net proceeds of $1,875 after the payment of commissions and other remuneration. We did not sell any shares during the calendar year ending December 31, 2007.

PROCEDURES FOR NOMINATING DIRECTORS

We have never adopted procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

In January of 2003, we purchased all of the shares of Worldwide Management, SA (“Worldwide”). Worldwide commenced its operations in May of 2002 as a wholly-owned subsidiary of another entity. Worldwide had become our sole operating business, as our previously formulated business plan had been abandoned and all previously conducted operations had been discontinued.  In February 2006, we sold our operating subsidiaries to an unrelated third party entity.  Financial results for the year ending December 31, 2006 reflect our consolidated results of operations through February 23, 2006. From then on, our operations are presented solely based on AngelCiti Entertainment’s activity.

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

Financial Results

We have never operated at a profit. We had no revenues for the calendar year ending December 31, 2007. For the calendar year ending December 31, 2006, we recorded interest income of $391 and other income of $173,111 from the recovery of accounts receivable associated with discontinued operations that had been previously charged to operations as bad debt. Following the discontinuation of our operations, our net loss from operations for the year ending December 31, 2007 decreased to $49,197 from $207,996 for the same period of the prior year.  We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically been forced to rely on additional investment capital and loans to remain in business. Towards this end, our operations were funded by loans from our executive officer and his affiliates during the year ending December 31, 2007 totaling $37,724 and we raised gross cash proceeds of $1,875 during the year ending December 31, 2006, pursuant to an ongoing Regulation S offering.

As of December 31, 2007, we had cash of $740, a working capital deficit of $41,310 and used $48,579 of cash for our operating activities at that date. As of December 31, 2007, we owned 400,469 common shares of We-R-U Corp. (“WERU”). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell our WERU common shares at favorable terms, or at all.

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

As reflected in the accompanying financial statements, we has a net loss of $49,197 and net cash used in operations of $48,579 for the year ended December 31, 2007 and a working capital deficit of $41,310. In addition, we sold our operating subsidiary in February 2006, leaving us with no operations or future revenues. Our ability to continue as a going concern is dependent on our ability to consummate an acquisition of or merge with one or more companies. No assurance is given that we will be able to do so.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company:

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

Valuation of Investment in Non-Marketable Securities.  We have determined our investment in WERU’s common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our investment in non-marketable securities-related party-at cost account.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear on pages F-1 to F-13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2008, our independent auditors, Berman & Company. P.A. (“Berman”), notified us that they could no longer serve as our auditor. Berman had been retained by us as of April 23, 2007.  Berman had never audited our financial statements, but had reviewed our interim reports for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007.

During the interim period preceding Berman’s resignation, there were no disagreements with Berman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  Berman’s report on our financial statements during these interim periods did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principals.

We provided Berman, with a copy of this Report on Form 10-KSB prior to our filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Report on Form 10-KSB, and if not, stating the aspects with which they does not agree. A copy of the letter provided by Berman, dated April 30, 2008, is attached to this Form 10-KSB as an exhibit.

We have engaged the firm of Pender, Newkirk & Company, LLP (“Newkirk”) as of April 30, 2008. Newkirk was not consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEMS 8A/8T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, which consists of George Gutierrez, who serves as our Chief Executive Officer and Chief Financial Officer (‘Certifying Officer”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 13d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “SEA”) , as of December 31, 2007. Based on this evaluation our Certifying Officer has concluded that our disclosure controls and procedures as of the end of such period are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the SEA is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the SEA is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have limited resources. As a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management has determined that a material weakness exists due to a lack segregation of duties, resulting from our limited resources.

Our management, including our Certifying Officer, confirm that there were no changes in our internal control over financial reporting during our fiscal quarter ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Report.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers and directors of the Company are as follows:

Name	Age	Title (1)
George Gutierrez	43	CEO, President, Treasurer, Secretary and Director
Grace Bustamente	32	Director

———————

(1)

The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors are otherwise elected and have accepted their positions. Directors are elected for one-year terms.

Mr. Gutierrez has served as our chief executive officer, president and director since January 20, 2003. He has served as president of Commercial LT Baroda, SA since April of 1998. Baroda is a data processing company in the gaming industry, providing call center set-up, 24-hour customer service, and general operations management. Mr. Gutierrez is responsible for general operations of Baroda as its senior executive officer. Mr. Gutierrez has served as the CEO of Kailuamana SA, a company, which provides investment banking services to Latin clientele, since November 1999. Since April of 2001, Mr. Gutierrez has served as the president of First National Consulting Inc., a Belize corporation (“FNC”) that processes online gaming transactions.  FNC was acquired by us in September of 2003. Mr. Gutierrez is a citizen of Costa Rica.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company is subject to the provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities.

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

Our Bylaws provide that any person serving as our officer or director or was serving at the request or for the benefit of the Company as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permitted under Nevada law against all expenses, liability and loss (including attorney’s fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by said person in connection therewith.

ITEM 10.  EXECUTIVE COMPENSATION

Mr. Gutierrez was not paid a salary during the years ending December 31, 2004 through December 31, 2007.

The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other(1)	Stock	SARs	LTIP	Other(1)
George Gutierrez-CEO
and president	2005	$0.00	$0.00	$20,000(2)	$0.00	$0.00	$0.00	$0.00
	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

———————

(1)

We do not currently have any employee incentive stock option plan.

(2)

Consideration was paid in the form of 6,000 shares of our Series A preferred shares issued to Mr. Gutierrez.

TERMS OF OFFICE

Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

DIRECTOR’S COMPENSATION

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

The following table sets forth certain information as of December 31, 2007 with respect to shares of our voting securities owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.

Title of Class	Name and Address of Beneficial Owner	Amount of Shares	Percent of Class

Common stock	George Gutierrez
	20283 State Road 7, Suite 300
	Boca Raton, FL 33498	30,712(1)	0.33%
Common Stock	Grace Bustamente
	20283 State Road 7, Suite 300
	Boca Raton, FL 33498	0	0.00%
Common Stock	All Executive Officers
	and Directors as a Group
	(2 people)	30,712(1)	0.33%
Preferred Stock,	George Gutierrez
Series A	20283 State Road 7, Suite 300
	Boca Raton, FL 33498	10,000(2)	50.00%
Preferred Stock,	Dean Ward
Series A	20283 State Road 7, Suite 300
	Boca Raton, FL 33498	10,000(2)	50.00%

———————

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

CHANGES IN CONTROL

In April of 2004, Omega, our former controlling shareholder, entered into a stock purchase agreement with Messrs. Gutierrez and Ward, our directors and executive officers, whereby Messrs. Gutierrez and Ward purchased all of our 14,000 issued and outstanding Series A Preferred Shares for $200,000 in cash and the surrender of 1,000,000 shares of Omega common stock. In April of 2004, we issued Messrs. Gutierrez and Ward an additional 6,000 Series A preferred shares in consideration for past services rendered to us.  The voting rights of each Series A preferred share are equivalent to the voting rights of 20,000 of our common shares. As a result of these transactions, Messrs. Gutierrez and Ward acquired rights to vote 400,000,000 of our shares and assumed voting control of our management and business. Messrs. Gutierrez and Ward have entered into an agreement to sell their preferred shares to Produelec, SA. It is anticipated that this agreement will close in May of 2008. Should this transaction close, Produelec, SA will acquire voting control of our management and business. However, no assurance is given that this agreement will close.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, George Gutierrez, is a control person of Baroda, our former Cost Rican landlord. Worldwide, our former wholly owned subsidiary, entered into a Commercial Sublease and Service agreement with Baroda (the “Sublease”) that required Worldwide to make certain payments to Baroda. Baroda had advanced working capital on our behalf over the years to pay for certain of our corporate expenses. During the years ended December 31, 2007 and 2006, Baroda advanced us an aggregate of $37,724 and $0, respectively, to be used as working capital. These loans were not supported by written documentation but were non-interest bearing, unsecured and due on demand. During 2007 and 2006, the Company repaid $0 and $199 of these loans. During 2008, an additional $663 was repaid. This related party debt financing represented all of the Company’s debt financing during the years ending December 31, 2007 and 2006.

ITEM 13

EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following exhibits and financial statement schedules are filed as exhibits to this Report:

1.

Financial Statements of the Registrant are included under Item 7 hereof.

2.

Financial Statement Schedules  -  None

3.

Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended**
3.2	Bylaws, as amended*
4.1	Common Stock Certificate*
10.1	Loan Agreement, as amended**
10.4	Stock Purchase Agreement***
14.1	Code of Ethics**
16.1	Letter on Change in Certifying Accountant
17.1	Letter of Director Resignation****
21.1	Subsidiaries**
31.1	Rule 13a-14(a)/15d-14(a) Certification of George Gutierrez
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

***

Incorporated by reference to our Form 8-K filed with the US Securities and Exchange Commission on February 28, 2006

****

Incorporated by reference to our Form 8-K filed with the US Securities and Exchange Commission on March 3, 2006

Reports on Form 8-K

None

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  We were billed for and paid our current auditors, Pender, Newkirk & Company, LLP, $11,000 for professional services rendered by said auditor for the audit of our annual financial statements for the year ending December 31, 2007. We were billed for and paid our former auditor, Berman & Company, PA, $8,500 for professional services rendered by said auditor for the review of the financial statements included in our Forms 10-QSB for the 2007 calendar year.  We were billed for and paid our former auditors, Salberg & Company, P.A. $27,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2006 calendar year.

Audit-Related Fees.  We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2007 and 2006 calendar year, respectively.

Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2007 and December 31, 2006, respectively.

All Other Fees.  We did not pay our auditors and were not billed for any fees other than those described above during the calendar years ending December 31, 2007 and December 31, 2006, respectively.

Audit Committee Pre-Approval Polices.  We have no audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELCITI ENTERTAINMENT, INC.

Date: May 15, 2008	By:	/s/ George Gutierrez
George Gutierrez, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 15, 2008	By:	/s/ George Gutierrez
George Gutierrez, CEO and Director

Date: May 15, 2008	By:	/s/ Grace Bustamente
Grace Bustamente, Director

ANGELCITI ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Table of Contents

Page(s)
Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Balance Sheets at December 31, 2007 and 2006	F-4

Statements of Operations for the Years Ended December 31, 2007 and 2006	F-5

Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2007 and 2006	F-6

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F-7

Notes to Financial Statements at December 31, 2007 and 2006	F-8 - F-13

Report of Independent Registered Public Accounting Firm

Board of Directors

AngelCiti Entertainment, Inc.

We have audited the accompanying balance sheet of AngelCiti Entertainment, Inc. as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the management of AngelCiti Entertainment, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AngelCiti Entertainment, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $49,197 during the year ended December 31, 2007 and has an accumulated deficit of $6,154,937 at December 31, 2007. In addition, in February 2006, the Company sold its operating subsidiaries leaving it with no operations or future revenues. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

May 15, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

AngelCiti Entertainment, Inc.

We have audited the accompanying balance sheet of AngelCiti Entertainment, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of AngelCiti Entertainment, Inc. as of December 31, 2006, and the results of their operations, and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $87,719 and net cash used in operations of $35,087, respectively for the year ended December 31, 2006 and an accumulated deficit of $6,105,740 at December 31, 2006. In addition, in February 2006, the Company sold its operating subsidiaries leaving it with no operations or future revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 9, 2007

AngelCiti Entertainment, Inc.

Balance Sheets

	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$740	$11,595
Total Current Assets	740	11,595

Other Assets
Investment - in non-marketable equity securities, at cost	164,667	164,667
Deposits	—	309
Total Other Assets	164,667	164,976

Total Assets	$165,407	$176,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,326	$4,017
Loan payable, related party	37,724	—
Total Current Liabilities	42,050	4,017

Stockholders' Equity
Preferred stock, Series A, $0.001 par value, 50,000 shares authorized, 20,000 issued and outstanding	20	20
Convertible preferred stock, Series B, $0.001 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00025 par value, 300,000,000 shares authorized, 9,606,985 shares issued and outstanding	2,400	2,400
Additional paid in capital	6,275,874	6,275,874
Accumulated deficit	(6,154,937)	(6,105,740)
Total Stockholders' Equity	123,357	172,554

Total Liabilities and Stockholders' Equity	$165,407	$176,571

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Statements of Operations

	For the Years Ended December 31,
	2007	2006

Casino Revenues, net	$—	$104,893

Operating Expenses
Bad debts	—	20,385
General and administrative	49,197	292,504
Total Operating Expenses	49,197	312,889

Loss from Operations	(49,197)	(207,996)

Other Income
Interest income	—	391
Other income	—	173,111
Total Other Income	—	173,502

Other Expense
Loss on sale of subsidiaries	—	(53,225)
Total Other Expense	—	(53,225)

Total Other Income, net	—	120,277

Net Loss	$(49,197)	$(87,719)

Net Loss Per Share - Basic and Diluted	$(0.01)	(0.01)

Weighted average number of shares outstanding during the year - basic and diluted	9,606,985	9,581,738

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2007 and 2006

	Preferred Stock, Series A		Common Stock		Common Stock Issuable		Additional Paid -in Capital	Accumulated Deficit	Deferred Consulting	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	20,000	$20	9,251,985	2,312	205,000	$51	$6,274,036	$(6,018,021)	$(60,061)	$198,337

Amortization of deferred consulting services	—	—	—	—	—	—	—	—	60,061	60,061

Stock issued for cash, net of offering costs	—	—	150,000	37	—	—	1,838	—	—	1,875

Issuance of issuable shares	—	—	205,000	51	(205,000)	(51)	—	—	—	—

Net Loss, 2006	—	—	—	—	—	—	—	(87,719)	—	(87,719)

Balance, December 31, 2006	20,000	$20	9,606,985	$2,400	—	$—	$6,275,874	$(6,105,740)	$—	$172,554

Net Loss, 2007	—	—	—	—	—	—	—	(49,197)	—	(49,197)

Balance, December 31, 2007	20,000	$20	9,606,985	$2,400	—	$—	$6,275,874	$(6,154,937)	$—	$123,357

See accompanying notes to financial statements

AngelCiti Entertainment, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(49,197)	$(87,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of subsidiary	—	53,225
Bad debts	—	20,385
Amortization of stock based deferred expenses	—	60,061
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	8,615
Other receivable related party	—	200
Prepaid and other assets	309	1,442
Increase (decrease) in:
Accounts payable	309	(75,168)
Accounts payable, related party	—	(16,128)
Net Cash Used in Operating Activities	(48,579)	(35,087)

Cash Flows from Investing Activities:
Cash sold as part of subsidiary	—	(73,889)
Net Cash Used in Investing Activities	—	(73,889)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	1,875
Proceeds from loan payable - related party	37,724	—
Repayment of loan payable - related party	—	(199)
Net Cash Provided by Financing Activities	37,724	1,676

Net Decrease in Cash	$(10,855)	$(107,300)

Cash at Beginning of Year	11,595	118,895

Cash at End of Year	$740	$11,595

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Taxes	$—	$—
Interest	$—	$—

AngelCiti Entertainment, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

AngelCiti Entertainment, Inc. (the “Company”) has had no operations since the sale of its subsidiaries on February 23, 2006. The Company was originally incorporated under the laws of the state of Nevada on May 1, 1998 under the name Card-Smart Corp. The Company subsequently changed its name to IChance on September 17, 2001 and then to AngelCiti Entertainment, Inc. on January 20, 2003.

During 2006, the Company sold its operating subsidiaries (see Note 7). The Company had been, up until the sale, a software licensor and administered software-based games of chance through the Internet. The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed and executed a sale agreement disposing of its operating subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in 2006 include valuation of receivables and in 2007 and 2006 include impairment of investments and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2007 and 2006, respectively, the Company had no cash equivalents.

Investment in Non-Marketable Equity Securities

The Company’s investment consists of 400,469 shares of stock in We-R-U Corporation (“WERU”). These shares are traded on the over-the-counter market with trading prices publicly reported by Pink Sheets, LLC. Management determined that the shares do not have a “readily determinable fair value”, as discussed in Statement of Financial Accounting Standard (“SFAS”) 115, because the prices are not regularly available due to lack of sufficient frequency of pricing information on an ongoing basis. As such, these investments are carried at cost, in accordance with Accounting Principles Board (“APB”) 18. Note 3 provides further information related to recent quoted trading prices and trading volume.

The Company periodically reviews its investment in non-marketable equity securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the years ended December 31, 2007 and 2006, respectively.

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

The total amount wagered ("handle") was $0 and $4,495,644 for the years ended December 31, 2007 and 2006, respectively. The relationship of net casino revenues to handle ("hold percentage") was 0% and 2.33% for the years ended December 31, 2007 and 2006, respectively.

AngelCiti Entertainment, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

At December 31, 2007 and 2006, there were stock options outstanding to purchase 172,244 and 100,000 common shares, respectively, and an agreement with a vendor whereby $415,000 of common stock may be purchased at a stipulated exercise price. These options may dilute any future earnings per share. Diluted loss per share is not computed since the Company had a net loss and the effect would be anti-dilutive. (See Note 6(B)).

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and equity securities, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously

AngelCiti Entertainment, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $49,197 and net cash used in operations of $48,579 for the year ended December 31, 2007 and a working capital deficit of $41,310 and an accumulated deficit of $6,154,937 at December 31, 2007. In addition, in February 2006, the Company sold its operating subsidiaries leaving it with no operations or future revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 Investment in Non-Marketable Equity Securities

The investment is carried at cost because fair value is not readily determinable. The following table summarizes the trading prices and volume over the past three years:

Trading prices prior to August 2005 were unavailable from public sources.

Date Range	Trading Volume	Closing Price Range (Per Share)
August 2005 – December 2005	105,400	0.15 – 0.65
January 2006 – December 2006	30,100	0.06 – 2.00
January 2007 – December 2007	8,200	0.69 – 1.75
January 2008 – April 2008	3,600	0.30 – 0.99

There were five months since August 2005 when zero shares were traded, which indicates a lack of sufficient trading frequency. The most recent trading price as of May 12, 2008 was $0.10 per share.

There was no investment income or expense for the years ended December 31, 2007 and 2006, respectively.

AngelCiti Entertainment, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

Note 4 Loans Payable – Related Party

During the years ended December 31, 2007 and 2006, the Company’s Chairman, CEO, and an affiliate of the Company’s Chairman and CEO advanced an aggregate $37,724 and $0, respectively, in working capital to the Company. These loans were non-interest bearing, unsecured and due on demand.

This related party debt financing represented 100% of all debt financing during the years ended December 31, 2007 and 2006.

Note 5 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The company has not filed tax returns with the Internal Revenue Service in over 2 years. Therefore, the company has not determined its net operating losses nor capital loss carryforwards and has established a 100 percent allowance against them.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2007	2006

Expected tax expense (benefit) - Federal	$(16,727)	$(29,824)
Change in valuation allowance	16,727	29,824
Actual tax expense (benefit)	$—	$—

AngelCiti Entertainment, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

Note 6 Stockholders Deficit

(A)

Common Stock Issuances

Year Ended December 31, 2007

No issuances.

Year Ended December 31, 2006

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

The Company issued 205,000 shares of common stock issuable at December 31, 2005.

(A) Deferred Compensation and Stock Options

In May 2003, ("the Amendment Date") the Company entered into an amendment to its software license agreement. Under the terms of the amendment, the 450,000 options in 2002 granted were reduced to 108,000 options (split adjusted) with a fixed exercise price of $3.68 (split adjusted). The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 108,000 options became fully vested on the Amendment Date. There were 18,192 and 17,564 options exercised in 2003 and 2004, respectively, leaving 72,244 options remaining at December 31, 2007 and 2006.

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

On April 5, 2005, the Company entered into a business consulting agreement with a third party to provide management services, public relations and other general business consulting services. The term of the agreement was for one year and expired April 5, 2006. The agreement provided for compensation as follows: the Company issued 109,000 shares of the Company's restricted common stock and issued options to purchase 100,000 common shares with an exercise price of $1.25 per share with a term of five years to consultants. The value of the stock provided was determined based on the quoted closing trading price on the grant date. The shares had a value of $1.15 per share for a total of $125,350. In addition, the options have a cashless exercise provision, and pursuant to Black-Scholes, an option pricing method, the options had a fair value of $114,895 using the following assumptions: volatility of 295%, expected term of five years, zero expected dividends, and a risk free interest rate of 4.15%. The Company recorded a consulting expense over the service period. For the year ended December 31, 2006, the Company recorded consulting expense of $60,061, which reflected the deferred compensation that was fully amortized during the year ended December 31, 2006.

AngelCiti Entertainment, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

(B) Stock Options

A summary of stock option activity for the Company at December 31, 2007 and 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	172,244	$2.27
Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	—	$—
Balance at December 31, 2006	172,244	$2.27
Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(72,244)	$3.68
Balance at December 31, 2007	100,000	$1.25
Options exercisable at December 31, 2007	100,000	$1.25
Weighted average fair value of options granted during 2007		$—

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$1.25	100,000	2.34 Years	$1.25	100,000	$1.25

(C) Preferred Stock

The Company’s outstanding Series A, preferred stock has voting rights of 20,000 shares for each share of Series A, preferred stock held. The preferred stock is held by our Chief Executive Officer (10,000 shares) and a former officer and director of the Company (10,000 shares).

Note 7 Discontinued Operations

On February 23, 2006, the Company sold its two operating subsidiaries, Worldwide Management, SA and First National Consulting, Inc., to Equivest Opportunity Fund, the owner of the online gaming URL’s whose operations the Company had administered (the “Buyer”). The Company agreed to pay Equivest $25,000 for acquiring these subsidiaries, absorbing and assuming their respective liabilities, and indemnifying the Company against any and all liabilities relating in any way whatsoever to and from the operations of said these two subsidiaries. These subsidiaries have never operated at a profit. The transaction effectively marked the Company’s exit from the sublicensing of on-line gaming software and administration of on-line gaming websites. During the year ended December 31, 2006, the Company recognized a loss on the sale of subsidiaries of $53,225. The $173,111 of other income for the year ended December 31, 2006, consists primarily of recovered accounts receivable from discontinued operations that had previously been charged to operations as a bad debt expense.