Form 10-Q
period 2008-03-31
ANGELCITI ENTERTAINMENT INC /FL/
filed 2008-05-20
CIK 1084122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

                                   ----------


               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2008

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

               20283 State Road 7, Suite 300, Boca Raton, FL 33498
               ---------------------------------------------------
           (Address of Principal Executive Offices including zip code)

                                 (800) 256-8689
                                 --------------
                           (Issuers Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of :large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                  Accelerated filer          [ ]
Non-accelerated filer   [ ]                  Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of March 31, 2008, there were 9,606,985 shares of the Registrant's Common Stock, par value $0.00025 per share, issued and outstanding.

                          ANGELCITI ENTERTAINMENT, INC.

                                TABLE OF CONTENTS


                                                                                 Page(s)
                                                                                 -------

 Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007 (Audited)        1

 Statements of Operations for the Three Months Ended March 31, 2008 and 2007
 (Unaudited)                                                                         2

 Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007
 (Unaudited)                                                                         3

 Notes to Financial Statements at March 31, 2008 and 2007 (Unaudited)               4-7

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANGELCITI ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                                                      March 31,     December 31,
                                                                        2008            2007
                                                                     -----------    ------------
                                                                     (Unaudited)     (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                               $        --    $        40
                                                                     -----------    -----------
TOTAL CURRENT ASSETS                                                          --            740
                                                                      ----------    -----------
OTHER ASSETS
  Investment - in non-marketable equity securities, at cost              164,667        164,667
                                                                     -----------    -----------
TOTAL OTHER ASSETS                                                       164,667        164,667
                                                                     -----------    -----------

TOTAL ASSETS                                                         $   164,667    $   165,407
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $     4,297    $     4,326
  Loan payable, related party                                             39,180         37,724
                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                 43,477         42,050
                                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.001 par value, 50,000
     shares authorized, 20,000 issued and outstanding                         20             20
  Convertible preferred stock, Series B, $0.001 par value, 100,000
     shares authorized, none issued and outstanding                           --             --
  Common stock, $0.00025 par value, 300,000,000 shares authorized
     9,606,985 shares issued and outstanding                               2,400          2,400
  Additional paid in capital                                           6,275,874      6,275,874
  Accumulated deficit                                                 (6,157,104)    (6,154,937)
                                                                     -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                               121,190        123,357
                                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   164,667    $   165,407
                                                                     ===========    ===========


                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                --------------------------
                                                        MARCH 31,
                                                -----------    -----------
                                                   2008           2007
OPERATING EXPENSES
General and administrative                            2,167         20,859
                                                -----------    -----------
TOTAL OPERATING EXPENSES                              2,167         20,859
                                                -----------    -----------

NET LOSS                                        $    (2,167)   $   (20,859)
                                                ===========    ===========
NET LOSS PER SHARE - BASIC AND DILUTED          $     (0.00)   $     (0.00)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  during the period - basic and diluted           9,606,985      9,606,985
                                                ===========    ===========


                 See accompanying notes to financial statements

                         ANGELCITI ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              FOR THE THREE MONTHS
                                                                              --------------------
                                                                                 ENDED MARCH 31,
                                                                              --------    --------
                                                                                2008        2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (2,167)   $(20,859)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
  (Increase) decrease in:
     Prepaid and other assets                                                       --      (9,683)
  Increase (decrease) in:
     Accounts payable                                                              (29)     (2,282)
                                                                              --------    --------
NET CASH USED IN OPERATING ACTIVITIES                                           (2,196)    (32,824)
                                                                              --------    --------
Cash Flows from Financing Activities:
Proceeds from loan payable - related party                                       2,119      29,955
Repayment of loan payable - related party                                         (663)         --
                                                                              --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,456      29,955
                                                                              --------    --------

NET DECREASE IN CASH                                                          $   (740)   $ (2,869)

Cash at Beginning of Period                                                        740      11,595
                                                                              --------    --------

CASH AT END OF PERIOD                                                         $     --    $  8,726
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for:
     Taxes                                                                    $     --    $     --
                                                                              ========    ========
     Interest                                                                 $     --    $     --
                                                                              ========    ========


                 See accompanying notes to financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders' equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

AngelCiti Entertainment, Inc. (the "Company") has had no operations since the sale of its subsidiaries on February 23, 2006. The Company was originally incorporated under the laws of the state of Nevada on May 1, 1998 under the name Card-Smart Corp. The Company subsequently changed its name to IChance on September 17, 2001 and then to AngelCiti Entertainment, Inc. on January 20, 2003.

During 2006, the Company sold its operating subsidiaries. The Company had been, up until the sale, a software licensor and administered software-based games of chance through the Internet. The Company launched its internet gaming operations on May 2, 2002 and on February 23, 2006 signed and executed a sale agreement disposing of its operating subsidiaries.

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

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2008 and December 31, 2007, respectively, the Company had no cash equivalents.

EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

At March 31, 2008 and December 31, 2007, respectively, there were stock options outstanding to purchase 100,000 and 100,000 common shares, respectively, and an agreement with a vendor whereby $415,000 of common stock may be purchased at a stipulated exercise price. These options may dilute any future earnings per share. Diluted loss per share is not computed since the Company had a net loss and the effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's short-term financial instruments, including accounts payable and loans payable - related party, approximate fair value due to the relatively short period to maturity for these instruments.

RECLASSIFICATIONS

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. The results of these reclassifications did not materially affect the Company's financial position, results of operations or cash flows.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $2,167 and net cash used in operations of $2,196 for the three months ended March 31, 2008; and an accumulated deficit of $6,157,104 at March 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company's ability to consummate an acquisition of one or more companies or raise additional funds through debt or equity funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

The investment is carried at cost because fair value is not readily determinable. The following table summarizes the trading prices and volume over the past three years:

Trading prices prior to August 2005 were unavailable from public sources.

                                                         CLOSING PRICE RANGE
DATE RANGE                          TRADING VOLUME          (PER SHARE)
----------------------------        --------------       -------------------
August 2005 - December 2005             105,400             0.15 - 0.65
January 2006 - December 2006            30,100              0.06 - 2.00
January 2007 - December 2007             8,200              0.69 - 1.75
January 2008 - April 2008                3,600              0.30 - 0.99

There were five months since August 2005 when zero shares were traded, which indicates a lack of sufficient trading frequency. The most recent trading price as of May 12, 2008 was $0.10 per share.

There was no investment income or expense for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4 LOAN PAYABLE - RELATED PARTY

During the three months ended March 31, 2008 and 2007, the Company's Chairman, CEO, and an affiliate of the Company's Chairman and CEO advanced an aggregate $2,119 and $29,955, respectively, in working capital to the Company. These loans were non-interest bearing, unsecured and due on demand. During the three months ended March 31, 2008 and 2007, the Company repaid this individual $663 and $0, respectively.

This related party debt financing represented 100% of all debt financing during the three months ended March 31, 2008 and 2007, respectively.

NOTE 5 STOCKHOLDERS' EQUITY

A summary of stock option activity for the Company at March 31, 2008 (Unaudited) and for the Years Ended December 31, 2007 and 2006 is as follows:

                                                     WEIGHTED
                                                     AVERAGE
                                          NUMBER OF   EXERCISE
                                          OPTIONS     PRICE
                                          -------    --------
STOCK OPTIONS
Balance at December 31, 2006              172,244    $   2.27
Granted                                        --    $     --
Exercised                                      --    $     --
Cancelled/Forfeited                       (72,244)   $   3.68
                                          -------
Balance at  December 31, 2007             100,000    $
                                                         1.25
Granted                                        --    $     --
Exercised                                      --    $     --
Cancelled/Forfeited                            --    $     --
Balance at March 31, 2008                 100,000    $   1.25
                                          =======    ========
Options exercisable at March 31, 2008     100,000    $   1.25
                                          =======    ========
Weighted average fair value of options
  granted during 2008                                $     --
                                                     ========

                                  OPTIONS OUTSTANDING                                                  OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------    ----------------------------------------
       RANGE OF EXERCISE             NUMBER               WEIGHTED           WEIGHTED            NUMBER                 WEIGHTED
                                                           AVERAGE
                                                          REMAINING          AVERAGE
                                 OUTSTANDING AT          CONTRACTUAL         EXERCISE        EXERCISABLE AT             AVERAGE
             PRICE               MARCH 31, 2008             LIFE              PRICE          MARCH 31, 2008          EXERCISE PRICE
      ---------------------    --------------------    ----------------    -------------    -------------------     ----------------
             $1.25                   100,000             2.09 Years           $1.25             100,000                  $1.25

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

On February 23, 2006, we sold our two operating subsidiaries. The transaction effectively marked our exit from the sublicensing of on-line gaming software and administration of on-line gaming websites. We have no operations and are seeking other alternative business ventures. No assurance is given that we will identify or enter into a business combination, merger or other transaction with any other entity. A full description of our operations can be found in our Annual Report on Form 10-KSB for the year ending December 31, 2007.

Financial Results

We have never operated at a profit. Our net loss for the three month period ending March 31, 2008 decreased to $2,167 from $20,859 for the three month period ending March 31, 2007. We anticipate that our ongoing operating expenses will be limited to those associated with our merger or acquisition with or of one or more operating entities, our regulatory reporting requirements and related expenses.


LIQUIDITY AND CAPITAL RESOURCES

We have historically been forced to rely on additional investment capital and related party loans to remain in business. As of March 31, 2008, we had no cash and had a working capital deficit of $43,477 at that date. During the quarter ending March 31, 2008, we used $2,196 of net cash for our operations. However, as of March 31, 2008 we owned 400,469 common shares of We-R-U Corp. ("WERU"). These shares are traded on the NASDAQ Over-the-Counter Pink Sheets, but are highly illiquid. No assurance is given that we will be able to sell our WERU common shares at favorable terms, or at all.

Our success will ultimately be dependent upon our ability to identify and close a merger transaction with a suitable entity and/or acquire one or more suitable operating businesses. We cannot be certain that we will successfully conclude such a transaction. If we cannot generate sufficient cash flow from the sale of WERU shares or merge with or acquire one or more profitable operating entities, we will be required to curtail our operations.

In the interim, we will require loans from our executive officer or his affiliates to remain in business. No assurance is given that such loans will be made.

As reflected in the accompanying financial statements, we had a net loss of $2,167 and net cash used in operations of $2,196, for the quarter ending March 31, 2008, and a working capital deficit of $43,477. We have no present operations or revenues and no future operations or revenues until we merge with or acquire one or more entities. Our ability to continue as a going concern is dependent upon our ability to consummate an acquisition of or merger with one or more companies. No assurance is given that we will be able to do so.

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

Valuation of Investment in Non-Marketable Equity Securities. We have determined our investment in WERU common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our current assets and investment in non-marketable securities-related party-at cost account.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.


TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

We are not subject to any contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, which consists of George Gutierrez, who serves as our Chief Executive Officer and Chief Financial Officer (`Certifying Officer"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 13d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "SEA") , as of March 31, 2008. Based on this evaluation our Certifying Officer has concluded that our disclosure controls and procedures as of the end of such period are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the SEA is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the SEA is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Certifying Officer, confirm that there were no changes in our internal control over financial reporting during our fiscal quarter ending March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Report.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not subject to any legal proceedings.

Item 1A. Risk Factors

Not Required

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Part 1 Item 1, hereof.

         2.       Financial Statement Schedules

                  None

         3.       Exhibits:

Exhibit No.     Description
-----------     ----------------------------------------------------------------
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

         (b) Reports on Form 8-K Incorporated by reference

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANGELCITI ENTERTAINMENT, INC.

Date:  May 20, 2008                  By: /s/ George Gutierrez
                                         -----------------------------------
                                         George Gutierrez, CEO and President

In accordance with the Securities Ege Act of 1934, this report has been signed below by the following perso behalf of the Registrant and in the capacities and on the dates indicat

Date:  May 20, 2008                  By: /s/ George Gutierrez
                                         ---------------------------------------
                                        George Gutierrez, CEO, CFO and Director

Date:  May 20, 2008                  By: /s/ Grace Bustamente
                                         --------------------------
                                         Grace Bustamente, Director